Form 10-K
SALTON SEA FUNDING CORP
filed 1996-04-09
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

                                         FORM 10-K

                    Annual Report Pursuant to Section 13 or 15 (d) of
                           the Securities Exchange Act of 1934

                         For the fiscal year ended December 31, 1995
                                     Commission File No.

                                SALTON SEA FUNDING CORPORATION
                   (Exact name of registrant as specified in its charter)

                                            47-0790493
                                           (IRS Employer
                                            Identification No.)

Salton Sea Brine Processing L.P.    California                     33-0601721
Salton Sea Power Generation L.P.    California                     33-0567411
Fish Lake Power Company             Delaware                       33-0453364
Vulcan Power Company                Nevada                         95-3992087
CalEnergy Operating Company         Delaware                       33-0268085
Salton Sea Royalty Company          Delaware                       47-0790492

(Exact name of Registrants          (State or other       (I.R.S. Employer
as specified in their charters)     jurisdiction of       Identification No.)
                                                          incorporation or
                                                          organization)

                 302 S. 36th Street, Suite 400-A, Omaha, NE     68131
(Address of principal executive offices and Zip Code of Salton Sea Funding Corporation)

Salton Sea Funding Corporation's telephone number, including area code:
(402) 231-1641

Securities registered pursuant to Section 12(b) of the Act:  N/A

Securities registered pursuant to Section 12(g) of the Act:  N/A

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

    Yes    X                               No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company.
          100 shares of Common Stock were outstanding on March 31, 1996.

          Documents incorporated by reference:     N/A

PART 1

ITEM 1.         Business

     Salton Sea Funding Corporation ("Funding Corporation") is a special purpose Delaware corporation and a wholly owned subsidiary of Magma Power Company ("Magma") formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of the Guarantors (as defined below). The principal executive office of the Funding Corporation is located at 302 South 36th Street, Suite 400-A, Omaha, Nebraska 68131 and its telephone number is (402) 231-1641.

     Salton Sea Brine Processing L.P. ("SSBP"), Salton Sea Power Generation L.P. ("SSPG") and Fish Lake Power Company ("Fish Lake") (collectively, the "Salton Sea Guarantors") own four geothermal power plants located in Imperial Valley, California known as Salton Sea Unit I, Salton Sea Unit II, Salton Sea Unit III and Salton Sea Unit IV (which is presently expected to be completed by mid-year 1996) (collectively, the "Salton Sea Projects"). Vulcan Power Company ("VPC") owns a 50% interest in the geothermal power plant located in Imperial Valley, California known as the Vulcan Project. CalEnergy Operating Company ("CEOC" and, together with VPC, the "Partnership Guarantors") owns a 40% interest in three geothermal power plants located in Imperial Valley, California known as the Elmore Project, the Leathers Project and the Del Ranch Project (such plants, collectively with the Vulcan Project, the "Partnership Projects"). CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore Project, the Leathers Project and the Del Ranch Project and the special distributions equal to 4.5% of total energy revenues from the Leathers Project. Salton Sea Royalty Company ("SSRC" or the "Royalty Guarantor") has received an assignment of certain fees and royalties ("Royalties") paid by three Partnership Projects, Elmore, Leathers and Del Ranch. In addition, the Royalty Guarantor has received an assignment of certain Royalties payable by the geothermal power plant located in Imperial Valley, California which is owned by an unaffiliated third party (the "East Mesa Project", and together with the Salton Sea Projects and the Partnership Projects, the "Projects"). Such Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein. The principal executive offices of the Salton Sea Guarantors are located at 302 South 36th Street, Suite 400-B, Omaha, Nebraska 68131. The principal executive offices of the Partnership Guarantors is 302 South 36th Street, Suite 400-C, Omaha, Nebraska 68131. The principal executive office of the Royalty Guarantor is 302 South 36th Street, Suite 400-D, Omaha, Nebraska 68131. The Salton Sea Guarantors, Partnership Guarantors and the Royalty Guarantor are sometimes referred to collectively herein as the "Guarantors". Each Guarantor is an indirect wholly owned subsidiary of CalEnergy Company, Inc. ("CalEnergy").

     Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors. CEOC, a subsidiary in which Magma owns a 99% interest and the Funding Corporation owns a 1% interest, currently operates each of the Salton Sea Projects and the Partnership Projects. Affiliates of Magma control, through a variety of fee, leasehold, and royalty interests, rights to geothermal resources in the Salton Sea Known Geothermal Resource Area ("SSKGRA").


The Exchange Offer

     The Funding Corporation exchanged (i) $232,750,000 aggregate principal amount of Series A Senior Secured Notes for an equal principal amount of New Series A Securities, (ii) $133,000,000 aggregate principal amount of Series
B Senior Secured Bonds for an equal principal amount of New Series B Securities, and (iii) $109,250,000 aggregate principal amount of Series C Senior Secured Bonds for an equal principal amount of New Series C Securities. The Series A Senior Secured Notes, the Series B Senior Secured Bonds and the Series C Senior Secured Bonds are sometimes referred to herein as the "Old Securities", and the New Securities, New Series B Securities, and the New Series C Securities are sometimes referred to herein as the "New Securities". The New Securities are obligations of the Funding Corporation evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that (i) the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and (ii) the New Securities will not provide for any increase in the interest rate thereon. Capitalized terms not otherwise defined herein shall have the meaning set forth in the Indenture between Chemical Trust Company of California and Funding Corporation dated July 21, 1995.

     The Funding Corporation received no proceeds from the exchange pursuant to the Exchange Offer. The net proceeds received by the Funding Corporation from the issuance of the Old Securities to the Initial Purchasers in the Initial Offering (after deduction of certain transaction costs) was approximately $470 million and was used for the following purposes: (a) approximately $253 million to repay certain non-recourse indebtedness of CalEnergy incurred in connection with the Magma Acquisition; (b) approximately $102 million to refinance existing indebtedness of the Salton Sea Projects; and (c) approximately $115 million to finance the Salton Sea Expansion.

     There is no existing trading market for the New Securities and there can be no assurance regarding the future development of such a market for the New Securities or the ability of holders of the New Securities to sell their New Securities or the price at which such holders may be able to sell their New Securities. If such a market were to develop, future trading prices will depend on many factors, including, among other things, prevailing interest rates, the operating results of the Funding Corporation and the Guarantors, and the market for similar securities. The Funding Corporation does not intend to apply for listing or quotation of the New Securities on any securities exchange or stock market.


Structure of and Collateral for the Securities

     The New Securities and any additional securities issued pursuant to the Indenture (the "Securities") will be payable from the proceeds of payments made in respect of principal of and interest on the Project Notes by the Guarantors to the Funding Corporation. The Securities are secured by the capital stock of the Funding Corporation and guaranteed by the Guarantors. The Guarantees (which are unlimited in the case of the Salton Sea Guarantors and which are limited to Available Cash Flow, in the case of the Partnership Guarantors and the Royalty Guarantor, respectively) are secured:

(i) in the case of the Salton Sea Guarantee, by a senior first priority lien on substantially all of the assets of the Salton Sea Guarantors, a pledge of the equity interests in the Salton Sea Guarantors and an assignment of the cost overrun funding commitment provided by CalEnergy to the Salton Sea Guarantors in connection with the substantial completion of the Salton Sea Expansion (the "Cost
          Overrun Commitment");

(ii) in the case of the Partnership Guarantee, by a senior first priority lien on the Equity Cash Flows and Royalties of the Partnership Guarantors and a pledge of the capital stock of the Partnership Guarantors; and

(iii) in the case of the Royalty Guarantee, by a senior first priority lien on all Royalties paid to the Royalty Guarantor and a pledge of the capital stock of the Royalty Guarantor.

     The structure has been designed to cross-collateralize cash flows from each Guarantor without cross- collateralizing all of the Guarantor's assets. Therefore, if a Guarantor defaults on its Credit Agreement, Project Note or its Guarantee, without causing a payment default on the Securities, then the Trustee may direct the Collateral Agent to exercise remedies only with respect to the Collateral securing such Credit Agreement, Project Note and Guarantee. If, however, such default causes a payment default on the Securities, then the Trustee may accelerate the Securities and direct the Collateral Agent to exercise remedies against all such Collateral and the Collateral from the Salton Sea Guarantors.

     The Funding Corporation and the Guarantors are initially obligated to maintain a Debt Service Reserve Fund and/or a Debt Service Reserve Fund Letter of Credit in an aggregate initial amount equal to the maximum remaining semiannual scheduled debt service on the Securities. After January 1, 2000, the Debt Service Reserve Fund Required Balance will increase to the maximum remaining annual scheduled debt service on the Securities.

     The Funding Corporation is a special purpose finance subsidiary of Magma. Its ability to make payments on the Securities will be entirely dependent on the Guarantors' performance of their obligations under the Project Notes and the Guarantees. As is common in non-recourse, project finance structures, the assets and cash flows of the Guarantors are the sole source of repayment of the Project Notes and the Guarantees. The Salton Sea Guarantors conduct no other business and own no other significant assets except those related to the ownership or operation of the Salton Sea Projects. The Partnership Guarantors conduct no business other than owning their respective ownership interests in the Partnership Projects and providing operation, maintenance, administrative and technical services for Magma, the Salton Sea Projects and the Partnership Projects. The Royalty Guarantor has been organized solely to receive royalty payments owed by the Partnership Projects and the East Mesa Project and conducts no other business and owns no other assets. In the event of a default by any Guarantor under a Project Note, Credit Agreement or Guarantee, there is no assurance that the exercise of remedies under such Project Note, Credit Agreement or Guarantee, including foreclosure on the assets of such Guarantor, would provide sufficient funds to pay such Guarantor's obligation under the Project Notes and the Guarantees. Moreover, unless such default causes a payment default under the Indenture (in which case remedies may be exercised against the defaulting Guarantor's and the Salton Sea Guarantors' assets), remedies may be exercised only against the assets of the defaulting Guarantors. No shareholders, partners or affiliates of the Funding Corporation (other than the Guarantors) and no directors, officers or employees of the Funding Corporation or the Guarantors will guarantee or be in any way liable for the payment of the Securities, the Project Notes or the Guarantees. In addition, the obligations of the Partnership Guarantors and the Royalty Guarantor under the Guarantees are limited to the Available Cash Flows of such Guarantors. As a result, payment of amounts owed pursuant to the Project Notes, the Guarantees and the Securities is dependent upon the availability of sufficient revenues and royalty payments from the Guarantors' businesses or holdings, after the payment of operating expenses and the satisfaction of certain other obligations.


The Projects

     Set forth below is a table describing certain characteristics of the Salton Sea Projects and the Partnership Projects, and the Guarantors' interest therein. All the Salton Sea Projects and Partnership Projects sell power to Southern California Edison Company ("Edison").


The Salton Sea Projects and the Partnership Projects


PROJECT                        FACILITY         NET              LOCATION              DATE OF       CONTRACT       CONTRACT
                               CAPACITY         OWNERSHIP                              COMMERCIAL    EXPIRATION     TYPE
                               (IN MW)(1)       INTEREST OF                            OPERATION
                                                GUARANTORS
                                                (IN MW)(2)
Salton Sea Projects

Salton Sea Unit I                10.0           10.0           Imperial Valley, CA     7/1987        6/2017          Negotiated
Salton Sea Unit II               20.0           20.0           Imperial Valley, CA     4/1990        4/2020          SO4
Salton Sea Unit III              49.8           49.8           Imperial Valley, CA     2/1989        2/2019          SO4
Salton Sea Unit IV(3)            40.0           40.0           Imperial Valley, CA     1996(est.)    2026(est.)      Negotiated

Subtotal                        119.8          119.8

Partnership Projects

Vulcan                           34.0           17.0           Imperial Valley, CA     2/1986        2/2016          SO4
Elmore                           38.0           19.0           Imperial Valley, CA     1/1989        12/2018         SO4
Leathers                         38.0           19.0           Imperial Valley, CA     1/1990        12/2019         SO4
Del Ranch                        38.0           19.0           Imperial Valley, CA     1/1989        12/2018         SO4

Subtotal                        148.0           74.0

Total                           267.8          193.8


(1) Facility Capacity does not necessarily reflect electric output available for sale to Edison.
(2) CEOC owns a 40% interest in, and will receive the additional 10% equity distribution payable to Magma by, Elmore, Leathers and Del Ranch. VPC owns a 50% interest in Vulcan.
(3) Construction is expected to be complete and commercial operation commence by mid-year 1996.


                                      Transaction Structure

Salton Sea Projects

     The Salton Sea Guarantors collectively own the three operating Salton Sea Projects with an aggregate net generating capacity of approximately 79.8 MW. The aggregate generating capacity of the Salton Sea Projects is being increased through the construction of Salton Sea Unit IV, which is expected to add a net generating capacity of approximately 40 MW. All of the Salton
Sea Projects have executed long term power purchase agreements, providing for the sale of capacity and energy to Edison.

     Salton Sea Unit II and Salton Sea Unit III have modified SO4 Agreements with Edison. These contracts provide for fixed price capacity payments for the life of the contract, and fixed price energy payments for the first 10 years. Thereafter, the energy payments paid by Edison will be based on Edison's then-current, published short-run avoided cost of energy (the "Avoided Cost of Energy"). The fixed price energy periods expire on April 4, 2000 and February 13, 1999 for Salton Sea Unit II and Salton Sea Unit III, respectively.

     Salton Sea Unit I and Salton Sea Unit IV have negotiated contracts with Edison. The Salton Sea Unit I contract provides for a capacity payment and energy payment for the life of the contract. Both payments are based upon an initial value that is subject to quarterly adjustment by reference to various inflation-related indices. The Salton Sea Unit IV contract also provides for fixed price capacity payments for the life of the contract. Approximately 56% of the kWhs are sold under the Salton Sea Unit IV PPA at a fixed energy price, which is subject to quarterly adjustment by reference to various inflation-related indices, through June 20, 2017 (and at Edison's Avoided Cost of Energy thereafter), while the remaining 44% of the Salton Sea Unit IV kWhs are sold according to a 10-year fixed price schedule followed by payments based on a modified Avoided Cost of Energy for the succeeding 5 years and at Edison's Avoided Cost of Energy thereafter.

     All of the Salton Sea Projects, other than Salton Sea Unit IV, have been operating for at least 5 years. The three operating Salton Sea Projects operated at a combined Contract Capacity Factor of 91.3% in 1993, 90.8% in 1994 and 86.5% in 1995.

     The Salton Sea Guarantors are currently in the process of expanding the capacity of the Salton Sea Projects through the construction of Salton Sea Unit IV adjacent to the site where Salton Sea Unit III is currently located. Such construction and the installation of the pH modification process at Salton Sea Units I and III is referred to herein as the "Salton Sea Expansion". The pH Modification Process has been in use at Salton Sea Unit II for over 5 years. The process lowers the pH of the geothermal resource thereby significantly reducing the amount of solids in the geothermal fluid which precipate out of solution. This is expected to result in significantly lower operation and maintenance costs.

     The construction of the Salton Sea Expansion is being designed and managed on a cost reimbursable basis by Dow Engineering Company ("Dow"), a subsidiary of The Dow Chemical Company. Dow provided similar services with respect to the construction of the Partnership Projects. As of December 31, 1995, the Salton Sea Expansion was approximately 75% complete. The turbine generator and all other major equipment have been delivered to the site.

     The Salton Sea Expansion is presently expected to be completed by mid-year 1996. The budget for the Salton Sea Expansion is $135 million (including a
$10 million contingency). CalEnergy is providing the Cost Overrun Commitment to fund any costs of construction of the Salton Sea Expansion, which, if applicable, may be required to be incurred in excess of the budgeted amount of $135 million in order to cause substantial completion by January 1, 1998. This commitment expires on the earlier of (i) January 1, 1998, (ii) the mandatory redemption (if any) of Series B and Series C Securities having an aggregate principal amount of at least $150 million principal amount of the Securities or (iii) under certain circumstances involving a confirmation of an Investment Grade Rating for the Securities.

     The completion of the Salton Sea Expansion on time and within budget is subject to customary uncertainties associated with the construction of power plants which could result in delays or cost overruns. Any material unremedied delay in or unsatisfactory completion of the Salton Sea Expansion could have an adverse effect on the Salton Sea Guarantors' results of operations and on the Salton Sea Guarantors' ability to make payments of principal of, premium, if any, and interest on the Salton Sea Project Note which would, in turn, adversely affect the Funding Corporation's ability to make payments of principal of, premium, if any, and interest on the Securities. Failure to complete the construction of Salton Sea Unit IV by June 12, 1998 could result in the Salton Sea Unit IV PPA being terminated by Edison.


Partnership Projects

     The Partnership Projects have an aggregate facility generating capacity of 148 MW. The Partnership Guarantors own a 50% interest in the Vulcan Project and a 40% interest in the Elmore, Leathers and Del Ranch Projects. Magma owns a 10% interest in the Elmore, Leathers and Del Ranch Projects and has agreed to pay to CEOC the partnership distributions it receives from such interests in exchange for certain proprietary data and services provided by CEOC. Magma has collaterally assigned to CEOC Magma's right to such payments. Affiliates of Edison Mission Energy ("Mission"), an affiliate of Edison, currently own the remaining 50% of each of the Partnership Projects. A CalEnergy affiliate recently executed a definitive agreement to acquire Mission's 50% interest subject to Hart-Scott-Rodino clearance.

     All of the Partnership Projects have executed SO4 Agreements for the sale of capacity and energy to Edison which contracts provide for fixed price capacity payments for the life of the contract and fixed price energy payments for the first 10 years. Thereafter, the energy payments paid by Edison will be based on Edison's Avoided Cost of Energy. The fixed price energy periods for the Partnership Projects expire on February 9, 1996 for the Vulcan Project, December 31, 1998 for the Del Ranch and Elmore Projects, and December 31, 1999 for the Leathers Project.

     The Vulcan Project is unleveraged. At December 31, 1995, the other Partnership Projects had outstanding project finance indebtedness in the aggregate of approximately $109 million which is scheduled to be fully amortized by September 2001 for the Del Ranch and Elmore Projects and September 2002 for the Leathers Project. The Partnership Project credit facilities and partnership agreements provide for limitations on distributions, principally for defaults and maintenance of reserves.

     All of the Partnership Projects have been operating for at least 5 years. The Partnership Projects operated at a combined Contract Capacity Factor of 100.7% in 1993, 103.8% in 1994 and 105.9% in 1995.

     The Partnership Guarantors are entitled to receive certain royalties from the Partnership Projects which, in the case of the Partnership Projects with outstanding debt, are payable prior to the payment of each such Partnership Project's senior debt.

     VPC is entitled to receive approximately 4.17% of Vulcan's energy revenues in exchange for supplying brine to the Project, as well as reimbursement of overhead costs, and actual and allocated costs incurred in providing certain services. CEOC is entitled to receive approximately 5.67% of each of Del Ranch's and Elmore's energy revenues, 3% of each such Partnership Project's capacity revenues, as well as 7.5% of Leather's energy revenues and 3% of Leather's capacity revenues. CEOC is also entitled to reimbursement of actual and allocated costs incurred in providing operation and maintenance services to the Elmore, Leathers and Del Ranch Projects.


Royalties and Royalty Projects

     The Royalty Guarantor has received an assignment from Magma of certain royalties ("Royalties") received from the Leathers, Del Ranch and Elmore Projects and the East Mesa Project in exchange for the provision to those projects of the rights to use certain geothermal resources, as well as the assignment of a power purchase agreement. Substantially all of the assigned Royalties are based on a percentage of energy and capacity revenues of the respective projects. Pursuant to the assignment, the Royalty Guarantor is entitled to receive the aggregate percentages of such project's energy and capacity revenues as illustrated in the chart below. The Partnership Guarantors are also entitled to receive Royalties from the Partnership Projects as illustrated in the chart below. Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein.

                                      ROYALTIES TO BE PAID TO                        ROYALTIES TO BE PAID TO
                                      ROYALTY GUARANTOR                              PARTNERSHIP GUARANTORS(1)

PROJECT                  FACILITY            % ENERGY         % OF CAPACITY        % ENERGY          % CAPACITY
                         CAPACITY            REVENUES            REVENUES          REVENUES            REVENUES
Del Ranch                   38               23.33                1.00               5.67                3.00
Elmore                      38               23.33                1.00               5.67                3.00
Leathers                    38               21.50                0.00               7.50                3.00
Vulcan                      34                0.00                0.00               4.17                0.00
East Mesa Sr.
 Royalty(2)                 37                4.00                4.00               0.00                0.00
Jr. Royalty                 --               10.00               10.00               0.00                0.00

Total                      185


(1) CEOC is also entitled to receive Royalties as described above. Such payments are made after the debt service of the respective Project's project finance indebtedness.

(2) With the exception of the East Mesa Junior Royalties (which are due but have not been paid to date), the Royalties received by the Royalty Guarantor are senior to debt service of the Projects.

     The East Mesa Project has executed a long term power sales agreement with Edison providing for fixed price capacity payments for the life of the agreement and fixed price energy payments for the first 10 years. Thereafter, the energy payments will be based on Edison's Avoided Cost of Energy. The fixed price energy period for the East Mesa Project expires on December 31, 1999. The East Mesa Project has been operating for over 4 years.


Reliance on Single Utility Customer

     Each of the Projects relies on an agreement with Edison to generate 100% of its operating revenues. The payments under these agreements have constituted 100% of the operating revenues of each Project since its inception, and are expected to continue to do so for the life of the Securities. Any material failure of Edison to fulfill its contractual obligations under the Power Purchase Agreements could have a material adverse effect on the ability of the Funding Corporation to pay principal of and interest on the Securities.

     The power purchase agreements pursuant to which all of the Projects (other than Salton Sea Unit I and Salton Sea Unit IV) sell electricity to Edison are SO4 Agreements. The SO4 Agreements provide for both capacity payments and energy payments for a term of 30 years. While the basis for the capacity payment of each SO4 Agreement is fixed for the entire 30-year term, the price of energy payments is fixed only for the first ten years of the term (the "Fixed Price Period"). Thereafter, the required energy payment converts to Edison's Avoided Cost of Energy, as determined by the California Public
Utility Commission ("CPUC"). The Fixed Price Period expires in 1996 for
Vulcan, in 1999 for Salton Sea Unit III, Del Ranch and Elmore and in 2000 for Salton Sea Unit II, Leathers and East Mesa.

     Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Funding Corporation and the Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements with Edison at the expiration of the Fixed Price Periods. Edison's Avoided Cost of Energy as determined by the CPUC is currently substantially below the scheduled energy prices for the Fixed Price Periods under the respective SO4 Agreements. For the year ended December 1995, the time period-weighted average of Edison's Avoided Cost of Energy was 2.1 cents per kWh, compared to the time period-weighted average for 1995 scheduled energy selling prices of approximately 11.4 cents per kWh, for the combined Salton Sea and Partnership Projects. Thus, the revenues generated by each of the Projects operating under SO4 Agreements are likely to decline significantly after the expiration of the relevant Fixed Price Period.


                Terms of the New Securities and the Old Securities

     The New Securities were issued as part of the Exchange Offer which applied to the recapitalization of $475,000,000 aggregate principal amount of the Old Securities. The New Securities are obligations of the Funding Corporation evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that (i) the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and (ii) the New Securities will not provide for any increase in the interest rate thereon.

     The Securities are issued by Salton Sea Funding Corporation. Payment of the Securities is guaranteed by the Partnership Guarantors and the Royalty Guarantor to the extent of their Available Cash Flow, and the Salton Sea Guarantors. The Salton Sea Guarantors Interest Payment Dates for the Securities are May 30 and November 30, commencing November 30, 1995.

     The Old Securities were rated "Baa3" by Moody's Investors Service, Inc. ("Moody's") and "BBB-" by Standard & Poor's Ratings Group ("S&P"). The initial average life of the Series A Securities was 2.42 years. The initial average life of the Series B Securities was 6.89 years. The initial average life of the Series C Securities was 12.36 years.

     The $232,750,000 principal of the 6.69% Series A Securities due May 30, 2000 are payable in semiannual installments, commencing November 30, 1995, as follows:

          PAYMENT DATE                           PERCENTAGE OF
                                                 PRINCIPAL AMOUNT
                                                 PAYABLE

          November 30, 1995                      9.8440386681%
          May 30, 1996                          10.3342642320%
          November 30, 1996                     10.3342642320%
          May 30, 1997                          13.8298603652%
          November 30, 1997                     13.8298603652%
          May 30, 1998                          10.5087003222%
          November 30, 1998                     10.5087003222%
          May 30, 1999                           6.4240601504%
          November 30, 1999                      6.4240601504%
          May 30, 2000                           7.9621911923%

     The $133,000,000 principal of the 7.37% Series B Securities due May 30, 2005 will be payable in semiannual installments, commencing May 30, 1998, as follows:

          PAYMENT DATE                           PERCENTAGE OF
                                                 PRINCIPAL AMOUNT
                                                 PAYABLE

          May 30, 1998                            9.7819548872%
          November 30, 1998                       9.7819548872%
          May 30, 1999                            1.9563909774%
          November 30, 1999                       1.9563909774%
          May 30, 2000                            0.3909774436%
          November 30, 2000                       0.3909774436%
          May 30, 2001                            8.0360902256%
          November 30, 2001                       8.0360902256%
          May 30, 2002                            8.5330827068%
          November 30, 2002                       8.5330827068%
          May 30, 2003                            5.6390977444%
          November 30, 2003                       5.6390977444%
          May 30, 2004                            7.5781954887%
          November 30, 2004                       7.5781954887%
          May 30, 2005                           16.1684210526%

     The $109,250,000 principal of the 7.84% Series C Securities due May 30, 2010 will be payable in semiannual installments, commencing May 30, 2003, as follows:

          PAYMENT DATE                               PERCENTAGE OF
                                                     PRINCIPAL AMOUNT
                                                     PAYABLE

          May 30, 2003                                3.3116704805%
          November 30, 2003                           3.3116704805%
          May 30, 2004                                1.6558352403%
          November 30, 2004                           1.6558352403%
          May 30, 2005                                0.8283752860%
          November 30, 2005                           0.8283752860%
          May 30, 2006                                9.8572082380%
          November 30, 2006                           9.8572082380%
          May 30, 2007                                9.8425629291%
          November 30, 2007                           9.8425629291%
          May 30, 2008                               10.0851258581%
          November 30, 2008                          10.0851258581%
          May 30, 2009                               10.0118993135%
          November 30, 2009                          10.0118993135%
          May 30, 2010                                8.8146453090%


Priority of Payments

     All revenues received by the Salton Sea Guarantors from the Salton Sea Projects, all Equity Cash Flows and Royalties received by the Partnership Guarantors and all Royalties received by the Royalty Guarantor shall be paid into a Revenue Fund maintained by a Depositary. Amounts paid into the Revenue Fund shall be distributed in the following order of priority: (a) to pay Operating and Maintenance Costs of the Guarantors; (b) to pay certain administrative costs of the agents for the secured parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities and the Debt Service Reserve Bonds, if any, and interest and certain fees payable to the Debt Service Reserve LOC Provider; (d) to pay principal of Debt Service Reserve LOC Loans and certain related fees and charges; (e) to replenish any shortfall in the Debt Service Reserve Fund; (f) to pay certain breakage costs in respect of Debt Service Reserve LOC Loans, and indemnification expenses and other expenses to the Secured Parties, and
(g) to the Distribution Fund or Distribution Suspense Fund, as applicable.


Debt Service Reserve Fund

     A Debt Service Reserve Fund for the benefit of the Security Holders was established under the Depositary Agreement. The Funding Corporation provided the Depositary with a letter of credit (the "Debt Service Reserve Letter of Credit") in an initial approximate amount of $50,000,000 from a financial institution rated at least "A" by S&P and "A2" by Moody's. Drawings on the Debt Service Reserve Letter of Credit will be available to pay principal of and interest on the Securities and interest on loans created by drawings on such Debt Service Reserve Letter of Credit. The amounts available to be drawn under the Debt Service Reserve Letter of Credit and all other amounts held in the Debt Service Reserve Fund shall at all times (a) on or prior to December 31, 1999, be required to equal the remaining maximum semiannual scheduled principal and interest payments on the Securities and (b) subsequent to December 31, 1999, be required to equal the remaining maximum annual scheduled principal and interest payments on the Securities.


Optional Redemption

     The Series B and Series C Securities are subject to optional redemption, in whole or in part, pro rata at par plus accrued interest to the Redemption Date plus a premium calculated to "make whole" to comparable U.S. treasury securities plus 50 basis points. The Series A Securities are not subject to optional redemption.


Mandatory Redemption

     The Securities are subject to mandatory redemption, pro rata within each maturity, at par plus accrued interest to the Redemption Date, (a) if a Permitted Power Contract Buy-Out occurs or if Debt is incurred by the Partnership Project Companies the proceeds of which are distributed as an equity distribution to the Partnership Guarantors, in each case, unless the Rating Agencies confirm the then current Rating of the Securities; (b) upon the acceleration of a Project Note in an amount equal to the principal amount of such note plus accrued interest; (c) upon the occurrence of certain events of loss, condemnation, title defects or similar events related to the Salton Sea Projects or the Partnership Projects or (d) upon the foreclosure by the Collateral Agent of Collateral securing the Guarantors' obligations under the Partnership Guarantee or Royalty Guarantee. In addition, $150 million of Series B and Series C Securities are subject to mandatory redemption, pro rata within each maturity, at par plus accrued interest to the Redemption Date if completion of the Salton Sea Expansion does not occur by January 1, 1998 or construction of such Project has been abandoned, unless the Funding Corporation takes such actions as are required by the Rating Agencies to confirm the Investment Grade Rating of the Securities.


Distributions

     Distributions may be made only from and to the extent of monies on deposit in the Distribution Fund. Such distributions are subject to the prior satisfaction of the following conditions:

(a) the amounts contained in the Principal Fund and the Interest Fund shall be equal to or greater than the aggregate scheduled principal and interest payments next due on the Securities;

(b) no Default or Event of Default under the Indenture shall have occurred and be continuing;

(c) the Debt Service Coverage Ratio for the preceding four fiscal quarters, measured as one annual period (or, with respect to any proposed distribution date prior to the first anniversary of the Closing Date, using a combination of historical and projected results, as provided in the Indenture), is equal to or greater than 1.4 to 1, if such distri-bution date occurs prior to the year 2000, and, if in or subsequent to the year 2000, is equal to or greater than 1.5 to 1, as certified by an officer of the Funding Corporation;

(d) the projected Debt Service Coverage Ratio of the Securities for the succeeding four fiscal quarters measured as one annual period is equal to or greater than 1.4 to 1, if such distribution date occurs prior to the year 2000, and, if such distribution date occurs in or subsequent to the year 2000, is equal to or greater than 1.5 to 1, as certified by an officer of the Funding Corporation;

(e) the Debt Service Reserve Fund shall have a balance equal to or greater than the Debt Service Reserve Fund Required Balance or a Debt Service Reserve Letter of Credit shall be equal to or greater than (collectively with the balance, if any, in the Debt Service Reserve Fund) the Debt Service Reserve Fund Required Balance;

(f) an officer of the Funding Corporation provides a certificate (based on customary assumptions) that there are sufficient geothermal resources to operate the Salton Sea Projects and the Partnership Projects at contract capacity through the Final Maturity Date; and

(g) Substantial Completion of the Salton Sea Expansion has occurred on or prior to January 1, 1997; provided that, if such condition is not satisfied, no distributions shall be made unless and until (i) Substantial Completion of the Salton Sea Expansion occurs prior to January 1, 1998, or (ii) Series B and Series C Securities having an aggregate principal amount of $150 million are redeemed or (iii) the Funding Corporation and the Guarantors take such actions as the Rating Agencies require to confirm the Investment Grade Rating of the Securities; provided further, that this condition to distribution shall only apply after January 1, 1997, unless the Salton Sea Guarantors have previously notified the Trustee that the Salton Sea Expansion has been abandoned.


Ranking and Security for the Securities

        The Securities shall be senior debt of the Funding Corporation. Payment of the Securities is provided for by payments to be made by the Guarantors under their Project Notes, and are secured by a pledge to the Collateral
Agent of all of the outstanding capital stock of the Funding Corporation and the Guarantees. At December 31, 1995, the Guarantors' proportionate share of project level indebtedness was approximately $43.8 million, which indebtedness is effectively senior to the New Securities (as defined below). The Funding Corporation has not issued, and does not have any current firm arrangements to issue, any significant indebtedness to which the New
Securities would be senior.


Recourse Only to the Funding Corporation and the Guarantors

        The obligations to pay principal, premium, if any, and interest on the Securities are obligations solely of the Funding Corporation, secured by a pledge of the capital stock of the Funding Corporation and entitled to the benefits of the Guarantees. None of CalEnergy or Magma (nor any stockholder, officer, director or employee thereof or of the Funding Corporation, or of the Guarantors nor any affiliate thereof other than the Guarantors pursuant to their Guarantees) will guarantee the payment of the Securities or has any obligation with respect to the payment of the Securities.


Cost Overrun Commitment

        CalEnergy has committed to the Salton Sea Guarantors to fund any costs of construction, if applicable, which may be incurred in connection with the construction of the Salton Sea Expansion over and above the initial budgeted amount of $135 million in the event that the initial budgeted amount is insufficient to cause Substantial Completion of the Salton Sea Expansion to occur by mid-year 1996 or, if not by that date, prior to January 1, 1998. The Cost Overrun Commitment shall terminate on the earlier of January 1, 1998, the mandatory redemption of the Series B and Series C Securities having an aggregate principal amount of at least $150 million and the implementation of other measures which may be required to maintain the Investment Grade Rating.


Incurrence of Additional Debt

        The Funding Corporation shall not incur any Debt other than "Permitted Debt." "Permitted Debt" means:

(a)     The Securities;

(b) Debt incurred to refinance debt of the Partnership Project Companies or acquire a Partnership Project or the East Mesa Project in whole or in part; provided that no such Debt may be incurred unless at the time of such incurrence (i) no Default or Event of Default has occurred and is continuing and (ii) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade;

(c) Debt incurred to develop, construct, own, operate or acquire additional Permitted Facilities in the Imperial Valley ("Additional Projects"); provided that no such debt may be incurred unless at the time of such incurrence (i) no Default or Event of Default has occurred and is continuing and (ii) the Rating Agencies confirm that the Securities will maintain an Investment Grade Rating after giving effect to such Debt;

(d) Debt incurred to finance the making of capital improvements to the Salton Sea Projects, the Partnership Projects or Additional Projects required to maintain compliance with applicable law or anticipated changes therein; provided that no such Debt may be incurred unless at the time of such incurrence an Independent Engineer confirms as reason-able (i) a certification by the Funding Corporation (containing customary qualifications) that the proposed capital improvements are reasonably expected to enable such Project to comply with applicable or anticipated legal requirements and (ii) the calculations of the Funding Corporation that demonstrate, after giving effect to the incurrence of such Debt, the minimum projected Debt Service Coverage Ratio (x) for the next four consecutive fiscal quarters, commencing with the quarter in which such Debt is incurred, taken as one annual period, and (y) for each subsequent fiscal year through the Final Maturity Date, will not be less than 1.2 to 1;

(e) Debt incurred to finance the making of capital improvements to the Salton Sea Projects, the Partnership Projects or Additional Projects not required by applicable law so long as after giving effect to the incurrence of such Debt (i) no Default or Event of Default has occurred and is continuing, and (ii) (A) the Independent Engineer confirms as reasonable (x) the calculations of the Funding Corporation that demonstrate that the minimum projected Debt Service Coverage Ratio for the next four consecutive quarters, taken as one annual period, and each subsequent fiscal year, will not be less than 1.4 to 1, and (y) the calculations of the Funding Corporation that demonstrate the average projected Debt Service Coverage Ratio for all succeeding fiscal years until the Final Maturity Date will not be less than 1.7 to 1 or (B) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade;

(f)     Working Capital Debt in an aggregate amount not to exceed $15,000,000;

(g)     Debt incurred under the Debt Service Reserve LOC Reimbursement
        Agreement;

(h) Debt incurred in connection with certain permitted interest rate swap arrangements;

(i) Debt incurred by the Funding Corporation in an aggregate amount not to exceed $30,000,000, in connection with the development, construction, ownership, operation, maintenance or acquisition of Permitted Facilities;

(j) Subordinated Debt from Affiliates in an aggregate amount not to exceed $200,000,000 which shall be used to finance capital, operating or other costs with respect to the Projects or Additional Projects; and

(k) Debt incurred to support a Working Capital Facility. All Permitted Debt incurred by the Funding Corporation shall be loaned to the Guarantors and guaranteed by the Guarantors.


Principal Covenants

        Principal covenants under the Indenture require the Funding Corporation to agree, subject to certain exceptions and qualifications, (a) not to exercise any remedies or waive any defaults under the Credit Agreements and the Project Notes, except as otherwise permitted under the Indenture; (b) not to incur (i) any Debt except Permitted Debt or (ii) any Lien upon any of its properties except Permitted Liens and (c) not to enter into any transaction of merger or consolidation or change its form of organization or its business.


The Project Notes

        The Salton Sea Guarantors jointly and severally issued a Project Note in an initial principal amount of $325,000,000; the Partnership Guarantors jointly and severally issued a Project Note in an initial principal amount of $75,000,000, and the Royalty Guarantor issued a Project Note in an initial principal amount of $75,000,000.

        The Guarantee and Project Note issued by the Salton Sea Guarantors are senior secured Debt of the Salton Sea Guarantors. Security for payment of the Guarantee and Project Note issued by the Salton Sea Guarantors includes: (a) an assignment of all revenues received by the Salton Sea Guarantors from the Salton Sea Projects which will be applied in accordance with the priorities of payment established under the Depositary Agreement; (b) a Lien on the geothermal property interests of each of the Salton Sea Guarantors and the Salton Sea Projects; (c) a collateral assignment of certain material contracts; (d) a pledge of the equity interests in the Salton Sea Guarantors; and (e) a Lien on the Expansion Fund and any other funds of the Salton Sea Guarantors on deposit under the Depositary Agreement. The assets described in clauses (a) through (e) and any other assets securing the Guarantee and Project Note issued by the Salton Sea Guarantors at any time are collectively referred to herein as the "Salton Sea Collateral."

        The Guarantee and Project Note issued by the Partnership Guarantors are senior secured Debt of the Partnership Guarantors. Security for payment of the Guarantee and Project Note issued by the Partnership Guarantors includes:
(a) an assignment of all available Equity Cash Flows and Royalties of the Partnership Guarantors which will be applied in accordance with the priorities of payment established under the Depositary Agreement; (b) a pledge of the capital stock of the Partnership Guarantors; and (c) a Lien on any funds of the Partnership Guarantors on deposit under the Depositary Agreement. The assets described in clauses (a) through (c) and any other assets securing the Guarantee and the Project Note issued by the Partnership Guarantors at any time are collectively referred to herein as the "Partnership Collateral."

   The Guarantee and Project Note issued by the Royalty Guarantor are senior secured Debt of the Royalty Guarantor. Security for the payment of the Guarantee and Project Note issued by the Royalty Guarantor includes: (a) an assignment of all Royalties paid to the Royalty Guarantor which will be applied in accordance with the priorities of payment established under the Depositary Agreement; (b) a pledge of the capital stock of the Royalty Guarantor; and (c) a Lien on any funds of the Royalty Guarantor on deposit under the Depositary Agreement. The assets described in clauses (a) through
(c) and any other assets securing the Guarantee and Project Note issued by the Royalty Guarantor at any time are collectively referred to herein as the "Royalty Collateral."

        Principal covenants under the Credit Agreements require each Guarantor to agree, subject to certain exceptions and qualifications, (a) not to enter into any transaction of merger or consolidation, change its form of organization, liquidate, wind-up or dissolve itself; (b) not to enter into non-arm's length transactions or agreements with Affiliates; (c) not to incur
(i) any Debt except Permitted Guarantor Debt and (ii) any Liens except for Permitted Liens; (d) not to engage in any business other than as contemplated by the respective Credit Agreement; and (e) not to amend, terminate or otherwise modify certain of the Project Documents to which they are a party except as permitted under the respective Credit Agreements. In addition to these principal covenants, in the Salton Sea Credit Agreement, the Salton Sea Guarantors have agreed (a) not to sell, lease or transfer any property or assets material to the Salton Sea Projects except in the ordinary course of business; and (b) to maintain insurance as is generally carried by companies engaged in similar businesses and owning similar properties.


Considerations Regarding Limitation on Remedies

        A significant portion of the proceeds of the Initial Offering have been distributed to CalEnergy to repay certain non-recourse indebtedness incurred by CalEnergy in connection with the acquisition of Magma (including the Guarantors). The Royalty Guarantor has purchased an assignment of the Royalties from Magma pursuant to the Magma Assignment Agreement. Magma has also agreed to make certain payments to CEOC pursuant to the Magma Services Agreement and to secure such payment obligation with a collateral assignment of certain cash flows. The Guarantors have executed Guarantees with respect to the entire amount of Securities. Under certain circumstances (including a proceeding under Title 11 of the United States Code or any similar proceeding), it is possible that a creditor of a Guarantor or Magma could make a claim, under federal or state fraudulent conveyance laws, that the Funding Corporation's claims under the Credit Agreements, the Security
Holders' claims under the Guarantees, the Royalty Guarantor's interest pursuant to the Magma Assignment Agreement or CEOC's rights under the Magma Services Agreement should be subordinated or not enforced in accordance with such instruments' terms or that payments thereunder (including payments to the Holders of the Securities) should be recovered. In order to prevail on such a claim, a claimant would have to demonstrate that the obligations incurred under any Guarantor's Credit Agreement or Guarantee or the transfers made under the Magma Assignment Agreement or the Magma Services Agreement were not incurred in good faith or that any Guarantor or Magma did not receive fair consideration in connection with such obligations and transfers, and that any Guarantor or Magma is and was insolvent at the time of entering into the Credit Agreement, Guarantee, the Magma Assignment Agreement and/or the Magma Services Agreement or that it did not have and will not have sufficient capital for carrying on its business or was not and will not be able to pay its debts as they mature.


Uncertainties Relating to Exploration and Development of Geothermal Energy Resources

        Geothermal exploration, development and operations are subject to uncertainties which vary among different geothermal reservoirs and are similar to those typically associated with oil and gas exploration and development, including dry holes and uncontrolled releases. Because of the geological complexities of geothermal reservoirs, the geographic area and sustainable output of geothermal reservoirs can only be estimated and cannot be definitively established. There is, accordingly, a risk of an unexpected decline in the capacity of geothermal wells and a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired.

   In addition, both the cost of operations and the operating performance of geothermal power plants may be adversely affected by a variety of operating factors. Production and injection wells can require frequent maintenance or replacement. Corrosion caused by high-temperature and high-salinity geothermal fluids may require the replacement or repair of certain equipment, vessels or pipelines. New production and injection wells may be required for the maintenance of current operating levels, thereby requiring substantial capital expenditures.

                                                             Insurance

   The Salton Sea Projects and the Partnership Projects currently possess property, business interruption, catastrophic and general liability insurance. Proceeds of insurance received in connection with the Salton Sea Projects will be payable to the Depositary for the account of the Salton Sea Guarantors and will be applied as required under the Financing Documents. However, proceeds of insurance received in connection with the Partnership Projects will be payable to or for the account of the Partnership Project Companies and will not be payable to the Partnership Guarantors except in the event that such proceeds are paid to the Partnership Guarantors as an equity distribution. There can be no assurance that such comprehensive insurance coverage will be available in the future at commercially reasonable costs or terms or that the amounts for which the Salton Sea Guarantors and the Partnership Guarantors are or will be insured will cover all potential losses.

        Because geothermally active areas such as the area in which the Projects are located are subject to frequent low-level seismic disturbances, and serious seismic disturbances are possible, the power generating plants and other facilities at the Projects are designed and built to withstand relatively significant levels of seismic disturbance. However, there is no assurance that seismic disturbances of a nature and magnitude so as to cause material damage to the Projects or gathering systems or a material change in the nature of the geothermal resource will not occur, that insurance with respect to seismic disturbances will be maintained by or on behalf of all of the Projects, that insurance proceeds will be adequate to cover all potential losses sustained, or that insurance will continue to be available in the future in amounts adequate to insure against such seismic disturbances.


                     Regulatory and Environmental Matters

        The Guarantors are subject to a number of environmental laws and regulations affecting many aspects of their present and future operations, including the disposal of various forms of materials resulting from geothermal reservoir production, the construction of the Salton Sea Expansion and the drilling and operation of new wells. Such laws and regulations generally require the Guarantors to obtain and comply with a wide variety of licenses, permits and other approvals. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Guarantors and the Projects also remain subject to a varied and complex body of environmental and energy regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Guarantors and the Projects which could have an adverse impact on their operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including the Public Utility Regulatory Policies Act ("PURPA") and its implementation by utility commissions in the various states. The structure of such federal and state energy regulations has in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such challenges or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Guarantors and Projects, which would result in increased compliance costs which could have a material adverse effect on the Guarantors' and the Projects' results of operations.




                                Employees

   Employees necessary for the operation of the Salton Sea Projects and the Partnership Projects are provided by CEOC, under the operation and maintenance agreements described below. As of December 31, 1995, CEOC employed approximately 226 people at the Salton Sea Projects and the Partnership Projects, collectively. CEOC employees are not covered by any collective bargaining agreement. The Funding Corporation believes that CEOC's employee relations are good.

   CEOC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, hydrology, volcanology, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management and electric power operation.

   Administrative services for the Salton Sea Guarantors and the Partnership Project Companies are provided pursuant to the administrative services agreements described below. CalEnergy employees provide corporate level managerial, financial, accounting, technical and other administrative services and CEOC employees provide certain accounting, purchasing and payroll services.


Item 2.        Properties

          The Funding Corporation does not separately own or lease office space but has arranged for a separate suite at CalEnergy's offices in Omaha, Nebraska.


Item 3.        Legal Proceedings

          The Funding Corporation is not a party to any material legal proceedings.


Item 4.        Submission of Matters to a Vote of Security Holders.

          Not applicable.


                                                              Part II


Item 5.        Market for Registrant's Common Equity and Related Stockholder's
Matters

          Not applicable.


Item 6.        Selected Financial Data

          (Dollars in Thousands)

Salton Sea Funding Corporation

          The following tables set forth selected historical financial and operating data of the Salton Sea Funding Corporation. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.

                                   From June 20, 1995 (Inception Date)
                                      through December 31, 1995 (1)
                                  -------------------------------------

Total revenues                                    $17,577
Interest expense                                   15,022
Provision for income taxes                          1,048
Total expenses                                     16,070
Net Income                                          1,507

                                                                       December 31,                     June 20,
                                                                         1995                            1995 (1)
                                                                  -----------------                 ---------------
                                                                                                   (Inception Date)
Notes receivables from affiliates                                          $452,088                        $      -
Total assets                                                                522,521                           3,267
Senior secured notes and bonds                                              452,088                               -
Total liabilities                                                           515,571                               -
Stockholders' equity                                                          6,950                           3,267

- ------------------------

(1) Salton Sea Funding Corporation was formed on June 20, 1995 for the sole purpose of issuing $475,000 of senior secured notes and bonds.


Salton Sea Guarantors

       The following tables set forth selected historical combined financial and operating data of the Salton Sea Guarantors. The information contained therein was extracted from certain historical information of Magma Power
Company and certain of its affiliates. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.


                                                                           Year Ended                       Nine Months Ended
                                                                           December 31,                      December 31,
                                                                          In Thousands
                                                               --------------------------------      ------------------------
                                                                     1995(1)          1994                    1993 (2)
                                                              -----------        -----------         ------------------------

Sales of electricity                                            $  71,605          $  74,576                $  60,158
Total revenues                                                     71,605             74,998                   60,158
Operating expenses                                                 26,096             24,766                   19,335
Depreciation and amortization                                      10,556             10,049                    7,425
Interest expense, net of
  capitalized interest                                             15,605              8,240                    4,267
Total expenses                                                     52,257             43,055                   31,027
Net income                                                         17,955             31,943                   29,131


                                                                                                 December 31,
                                                                                                ------------------------------------
                                                                    1995(1)               1994                 1993 (2)
                                                                ---------             -----------           -----------
Property, plant, contracts and
  equipment, net                                                 $417,287                $204,329              $211,409
Total assets                                                      500,400                 232,914               223,066
Loans payable                                                        --                   114,308               140,000
Senior secured project note                                       321,500                    --                    --
Total liabilities                                                 330,801                 114,936               140,566
Guarantors equity                                                 169,599                 117,978                82,500

- -----------------

(1) Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Salton Sea Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Salton Sea Guarantors.

(2) On March 31,1993, the Salton Sea Guarantors consummated their acquisition of Salton Sea Units I, II and III.

Partnership Guarantors

       The following tables set forth selected historical combined financial and operating data of the Partnership Guarantors. The information contained therein was extracted from certain historical information of Magma Power
Company and certain of its affiliates. The data should be read in conjunction with the financial statements and related notes, and other financial information appearing elsewhere in this Form 10-K.

                                                                                            Year ended December 31,
                                                                                                In Thousands
                                                                                   ------------------------------------------------
                                            1995(1)         1994         1993            1992           1991
                                            -------       --------     -------         -------         -------
Sales of electricity                        $76,909       $70,692      $65,579         $60,979         $61,056
Total revenues                               87,483        76,050       70,057          65,523          61,056
Operating expenses                           32,143        35,306       35,597          34,357          28,746
Depreciation and amortization                18,958         9,037        9,249           8,597           8,427
Interest expense, net of
  capitalized interest                        8,826         3,285        3,712           4,782           6,374

Total expenses                               59,927        47,628       48,558          47,736          43,547

Provision for income taxes                   11,492        11,284        8,405           6,973           3,082
Net income                                   14,637        17,138       13,094           6,620          14,428


                                                                      December 31,
                                         ----------------------------------------------------------------------
                                          1995(1)         1994           1993            1992            1991
                                         --------       --------       -------        --------        ---------
Property, plant, contracts
  and equipment, net                     $298,956       $137,265       $138,664        $145,060        $149,756
Total assets                              602,172        180,443        178,894         183,899         186,720
Loans payable                              43,766         52,340         60,119          67,365          74,326
Senior secured project note                62,706              -              -               -               -
Total liabilities                         228,440         74,048         75,507          78,192          79,832
Guarantors' equity                        373,732        106,395        103,387         105,707         106,888

- -----------------

(1) Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Partnership Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Partnership Guarantors.

Royalty Guarantor

     The following tables set forth selected historical financial and operating data of the Royalty Guarantor. The information contained therein was extracted from certain historical information of Magma and certain of its affiliates. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.

                                                                  Year ended December 31,
                                                                        In Thousands
                                              -----------------------------------------------
                                      1995(2)            1994 (3)           1993           1992            1991
                                      -------           -------             -------         -------         -------
Total revenues(1)                     $28,383           $29,410             $26,942         $29,355         $19,401
Operating expenses                      6,822            20,753               5,710           5,203           4,524
Depreciation and
  amortization                         11,239                 -                   -               -               -
Interest expense                        4,757                 -                   -               -               -
Provision for income taxes                963               N/A                 N/A             N/A             N/A
Total expenses(1) (3)                  24,873            20,753               5,710           5,203           4,524
Net income(1)                           3,510             8,657              21,232          24,152          14,877


                                             December 31,
                                               1995 (2)
                                             ------------

Royalty stream, net                             $ 53,744
Total assets                                     117,341
Senior secured project note                       67,882
Total liabilities                                 89,290
Guarantor's equity                                28,051

- ------------------

(1) The historical summaries of revenues and related expenses for periods prior to 1995, which were prepared on the basis described in the financial statements appearing elsewhere herein, are not intended to be complete presentation of the predecessor's assets, liabilities, revenues and expenses.

(2) Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Royalty Guarantor to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Royalty Guarantor.

(3) During 1994, the Royalty Guarantor charged off is entire outstanding accrued Junior SO4 royalty receivable from GEO East Mesa. The charge amounted to $14,502 and is included in operating expenses. Excluding the one time charge, operating expenses would have been $6,251 and the excess of revenues over expenses would have been $23,159.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Dollars in Thousands


Factors Affecting Results of Operations

     Funding Corporation was organized for the sole purpose of acting as issuer of the Securities. The Securities are payable from the proceeds of payments made of principal and interest on the Senior Secured Notes and Bonds by the Guarantors, as defined, to the Funding Corporation. The Securities are guaranteed on a joint and several basis by the Guarantors. The guarantees of the Partnership Guarantors and Salton Sea Royalty Company are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Securities.

     The periodic results of operations for the Guarantors are influenced to varying degrees by a number of factors, principally the level of revenues received under the power purchase agreements, project capacity utilization, the level of operating expenses and capital expenditures requirements.


Power Purchase Agreements

     Each of the Projects sells electricity to Edison pursuant to a separate SO4 Agreement or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and performance requirements specified within one such agreement apply only to the Project which is subject to that agreement. The power purchase agreements provide for three basic types of payments: energy payments, capacity payments and, in certain cases, capacity bonus payments. Edison makes fixed annual capacity payments to the projects, and, to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and are significantly higher in the months of June through September. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

     The fixed price periods of the Partnership Project SO4 Agreements extend until February 1996, December 1998, December 1998, and December 1999 for each of the Vulcan, Hoch (Del Ranch), Elmore and Leathers Partnerships, respectively.

     The Partnership Project SO4 Agreements provide for rates ranging from 11.4 cents per kWh in 1995 to 15.6 cents per kWh in 1999.

     The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Unit I was 4.99 cents per kWh during 1995. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

     The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30 year modified SO4 Agreements. The contract capacities and contract nameplates are 15 MW and 20 MW for Salton Sea II and 47.5 MW and
49.8 MW for Salton Sea III. The contract requires Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires in April 2000 and February 1999, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity for the period April 1, 1994 through March 31, 2004.


Capacity Utilizations

     Each Project's revenue is influenced to the extent it can utilize its maximum electricity production capacity. A Project's annual "Operating Capacity Factor" is calculated by dividing the actual number of kWhs sold during the course of a year by the product of (1) the Project's rated operating capacity (which is greater than the Contract Capacity for such Project, as stated in its related SO4 Agreement) and (2) the number of hours in the year. For consistency in stating Operating Capacity Factors in the table that follows, the Projects have utilized a rated operating capacity equal to each facility's contract nameplate capacity. Each Project possesses an operating margin which periodically allows for production in excess of the nameplate rating for such Project. Utilization of this operating margin is based on a variety of factors and can be expected to vary throughout the year under normal operation conditions.

     The following data includes the combined Operating Capacity Factors and electricity production of Salton Sea Units I and II and Salton Sea Unit III:

                                                          Year Ended                  Nine Months Ended
                                                          December 31,                  December 31,
                                             ---------------------------------       -----------------
                                                1995                    1994                  1993
                                             ----------             -----------           ----------
  Operating Capacity Factor                     86.5  %                 90.9  %               94.2  %
  Contract Capacity (NMW)                       79.8                    79.8                  79.8
  kWh Produced (in thousands)                604,300                 634,890               495,900


     The following data includes combined Operating Capacity Factors and electricity production of Vulcan, Del Ranch, Elmore and Leathers:


                                                             Year Ended December 31,
                                          -----------------------------------------------------------------
                                                1995                    1994                     1993
                                          ---------------        ----------------         -----------------
Operating Capacity Factor                      105.9  %                103.8  %                 100.7   %
Contract Capacity (NMW)                          148                   148.0                    148.0
kWh Produced (in thousands)                1,373,310               1,346,000                1,305,700



Results of Operations for the Years Ended December 31, 1995 and 1994

Revenues

     The Salton Sea Guarantors' sales of electricity decreased to $71,605 for the year ended December 31, 1995 from $74,576 for the same period last year, a 4.0% decrease. This was due to a 4.8% decrease in electric kWh sales to
604.3 million kWh from 634.9 million kWh, which was a result of the scheduled overhauls at Salton Sea Units I, II and III, partially offset by an increase in the energy price for Salton Sea Unit I.

     The Partnership Guarantors' sales of electricity increased to $76,909 for the year ended December 31, 1995 from $70,692 for the same period in 1994, an 8.8% increase. This was due to a 2.0% increase in electric kWh sales to 1,373.3 million kwh from 1,346.0 million kWh and an increased price per kWh in accordance with the SO4 Agreements.

     The Royalty Guarantor revenue decreased to $28,383 for the year ended December 31, 1995 from $29,410 for the same period last year. The decrease in royalty revenue is the result of the Royalty Guarantor no longer recording the earned but unpaid East Mesa Junior Royalties, which is a result of the uncertainty related to the East Mesa Project obtaining the long-term financing which is a prerequisite to the payment of these royalties. See - "Results of Operations for the Years Ended December 31, 1994 and 1993" below for additional analysis.

     Interest and other income for the Partnership Guarantors increased to $10,574 for the year ended December 31, 1995 from $5,358 for the same period in 1994. The increase was attributable to higher cash balances and the Magma Services Agreement which went into effect on July 20, 1995. Fee income related to the Magma Services Agreement for the year ended December 31, 1995 was $4,457.


Operating Expenses

     The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $26,096, or
4.32 cents per kWh, for the year ended December 31, 1995, from $24,766 or
3.90 cents per kWh for the same period in 1994. The increase in expenses was due to scheduled overhauls at Salton Sea Units I, II and III.

     The Partnership Guarantor' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $32,143, or
5.52 cents per kWh, for the year ended December 31, 1995, from $35,306 or
6.21 cents per kWh for the same period in 1994. The 10.4% decrease in costs was primarily due to the implementation of certain cost savings measures at the partnership level, including a reduction in labor costs at the time of the Magma acquisition.


     The Royalty Guarantor's operating expenses increased to $6,822 for the year ended December 31, 1995 from $6,251 for the same period of 1994, a 9.1% increase. This increase was due to a scheduled increase in third party lessor royalties related to the increases in the Partnership Projects' sales of electricity.


Depreciation and Amortization

     The Salton Sea Guarantors' depreciation and amortization increased to $10,556 for the year ended December 31, 1995 from $10,049 for the year ended December 31, 1994, an increase of 5.0%. Depreciation and amortization for the year ended December 31, 1995 was 1.75 cents per kWh compared to 1.58 cents per kWh in the year ended December 31, 1994.

     The Partnership Guarantors' depreciation and amortization increased to $18,958 for the year ended December 31, 1995 from $9,037 for the same period in 1994, a 110% increase. This increase was due to the Magma Acquisition purchase accounting effect which results in the allocation of goodwill, including amortization, and the additional depreciation due to the excess of fair market value assigned to assets over the previous book value.

     The Royalty Guarantor's amortization totaled $11,239 for the year ended December 31, 1995 and represented amortization of the royalty stream and goodwill.


Interest Expense

     The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $15,605 for the year ended December 31, 1995 from $8,240 for the same period in 1994. The increase is a result of increased indebtedness from the issuance of the Senior Secured Project Notes and the purchase accounting allocation of the indebtedness incurred in conjunction with the Magma Acquisition.

     The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $8,826 for the year ended December 31, 1995 from $3,285 for the same period in 1994. The increase is a result of increased indebtedness from the issuance of the Senior Secured Project Notes and the purchase accounting allocation of the indebtedness incurred in conjunction with the Magma Acquisition.

     The Royalty Guarantors' interest expense for the year ended December 31, 1995 was $4,757 which related to the issuance of the Senior Secured Project Notes and the aforementioned allocation of indebtedness incurred in conjunction with the Magma acquisition.


Income Tax Provision

     The Salton Sea Guarantors are comprised of partnerships and one company which has a partial interest in the Salton Sea expansion. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

     The Partnership Guarantor income tax provision increased to $11,492 for the year ended December 31, 1995 from $11,284 for the same period in 1994. The increase in the provision is a result of a slightly higher effective tax rate. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

     The Royalty Guarantor's income tax provision was $963 for the year ended December 31, 1995. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income

     The Salton Sea Funding Corporation's net income for the period June 20, 1995 (inception date) to December 31, 1995 was $1,507 which represented interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

     The Salton Sea Guarantors' net income decreased to $17,955 for the year ended December 31, 1995, compared to $31,943 for the year ended December 31, 1994 due primarily to increased interest expense and depreciation and amortization resulting from the Magma Acquisition.

     The Partnership Guarantors' net income decreased to $14,637 for the year ended December 31, 1995, compared to $17,138 for the year ended December 31, 1994 due primarily to increased interest expense and depreciation and amortization resulting from the Magma Acquisition.

     The Royalty Guarantor's net income decreased to $3,510 for the year ended December 31, 1995, compared to $8,657 for the year ended December 31, 1994 due primarily to increased interest expense and amortization resulting from the Magma Acquisition.


Results of Operations for the Years Ended December 31, 1994 and 1993

Revenues

     The Salton Sea Guarantors' sales of electricity increased to $74,576 for the year ended December 31, 1994 from $60,158 in the year ended December 31, 1993, a 24.0% increase. This increase is due to an increase in electric kWh sales to 634.9 million kWh in 1994 from the 1993 partial year level of 495.9 million kWh as the Salton Sea Projects were owned by the Guarantors for nine months of 1993. The sales of electricity on a per kWh basis decreased in 1994 to 11.74 cents per kWh from 12.13 cents per kWh. The decrease was due to the nine months operations in 1993 containing a proportionately larger percentage of peak summer months, June through September, the period when the Salton Sea Guarantors earn significantly higher capacity payments compared to 1994 in which the higher capacity payments were averaged over production for a full twelve months.

     The Partnership Guarantors' sales of electricity increased to $70,692 in the year ended December 31, 1994 from $65,579 in the year ended December 31, 1993, a 7.8% increase. This increase was due to a 3.1% increase in electric kWh sales to 1,346.0 million kWh from 1,305.7 million kWh and an increased price per kWh in accordance with the SO4 Agreements. The increase in kWh sales was primarily due to the completion of new production wells.

     The Royalty Guarantor's revenues increased to $29,410 in 1994 from $26,942 in 1993. Royalties included recognition of earned but unpaid East Mesa Junior Royalties of $3,412 and $3,190 in 1994 and 1993, respectively.
In 1994, a reserve was established, and a related charge incurred, for the then entire outstanding accrued Junior Royalties receivable. This charge amounted to $14,502 and is included in "operating expenses." The charge was deemed necessary due to the inability of the East Mesa Project to convert its construction loans into term loans, which was expected to occur in 1994 and is a prerequisite to the collection of the Junior Royalties. Since 1989, Magma has received Senior Royalty payments from East Mesa on a current basis.

     Had the Magma Services Agreement been in effect for 1994 and 1993, the Partnership Guarantors' pro forma management fees would have been $1,956 and $1,475 for 1994 and 1993, respectively. The increase reflect higher management fees resulting from an increase in electricity revenues of the Leathers partnership and the increase in each distribution from Leathers, Del Ranch, and Elmore.

     Interest and other income for the Salton Sea Projects was $422 for the year ended December 31, 1994 and $0 for the year ended December 31, 1993. During 1993, all excess cash flows were utilized to finance plant operations and service debt financing requirements during the interim financing loan.

     Interest and other income for the Partnership Guarantors increased for the year ended December 31, 1994 to $5,358 from $4,478 for the year ended December 31, 1993. This increase was primarily due to higher cash balances as a result of stronger operating results.


Operating Expenses

     The increase in the Salton Sea Guarantors' royalty, operating, and general and administrative expenses to $24,766 for the year ended December 31, 1994 from $19,335 for the year ended December 31, 1993 was primarily due to 1993 representing a nine month period of operation. These costs on a per kWh basis were 3.0 cents for both periods.

     The Partnership Guarantors' royalties, operating, and general and administrative expenses decreased to $35,306 for the year ended December 31, 1994 from $35,597 for the year ended December 31, 1993. The Partnership Projects' royalties, operating and general administrative expenses on a per kWh basis decreased to 6.21 cents for the year ended December 31, 1994 from
6.45 cents for the year ended December 31, 1993.

     The Royalty Guarantor's operating expenses increased to $20,753 for the year end December 31, 1994 from $5,710 for the year ended 1993. The increase is directly attributable to the aforementioned charge of $14,502 resulting from the establishment of a reserve against previously recorded revenue for the East Mesa Junior Royalty.


Depreciation and Amortization

     The Salton Sea Guarantors' depreciation and amortization increased to $10,049 for the year ended December 31, 1994 from $7,425 for the year ended December 31, 1993. The 1993 amount represents nine months of operations. On a per kWh basis, the Salton Sea Guarantors' depreciation expense and amortization increased to 1.58 cents for the year ended December 31, 1994 from 1.50 cents for the year ended December 31, 1993. The increase is a result of (i) depreciation related to capital expenditures incurred in 1994, and (ii) lower average electrical production for the twelve months in 1994 versus the nine months in 1993.

     The Partnership Guarantors' depreciation and amortization decreased to $9,037 for the year ended December 31, 1994 from $9,249 for the year ended December 31, 1993. The increase in 1993 depreciation and amortization can be attributable to one time charges for replacing a production header at the Elmore Project. The Partnership Guarantors' depreciation and amortization on a per kWh basis for the years ended December 31, 1994 and 1993 was 1.59 cents and 1.68 cents, respectively.


Interest Expense

     The Salton Sea Guarantors' interest expense increased to $8,240 for the year ended December 31, 1994 from $4,267 for the year ended December 31, 1993. This increase reflects higher interest rates on a greater loan balance.

     The Partnership Guarantors' interest expense decreased to $3,285 for the year ended December 31, 1994 from $3,712 for the year ended December 31, 1993. The decrease was due to lower outstanding principal balances.




Income Taxes

     The Salton Sea Guarantors are comprised of partnerships and one company which has a partial interest in the Salton Sea expansion. Income taxes are the responsibility of the partners. Accordingly the Salton Sea Guarantors have no tax obligations.

     The Partnership Guarantors income tax provision was $11,284 and $8,405 for 1994 and 1993, respectively. The increase in the provision is a result of the higher income before taxes. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.


Net Income

     The Salton Sea Guarantors' net income was $31,943 for the year ended December 31, 1994 compared to $29,131 for the nine month period from date of acquisition to December 31, 1993.

     The Partnership Guarantors' net income was $17,138 for the year ended December 31, 1994, compared to net income of $13,094 for 1993.

     The Royalty Guarantor's net income was $8,657 and $21,232 for 1994 and 1993, respectively.


Capital Resources and Liquidity

     CECI has acquired all of the outstanding equity interest in Magma in a two-step transaction accounted for as a purchase according to the terms of a merger agreement whereby on January 10, 1995, CECI acquired approximately 51% of the outstanding shares of Magma common stock (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and on February 24, 1995 CECI acquired the remaining 49% of Magma Common Stock not owned by CECI through a merger (the "Merger").

     In July 1995 CECI recapitalized Magma and the debt required to complete the Magma Acquisition ("the Merger Facilities") from proceeds received through the issuance of notes and bonds as described below.

     On July 21,1995 CECI issued $200,000 of 9 7/8% Limited Recourse Senior Secured Notes Due 2003 (the "Notes"). The Notes are secured by an assignment and pledge of 100% of the outstanding capital stock of Magma. On or prior to June 30, 1998, CECI may, at its option, redeem up to an aggregate of 35% of the principal amount of the Notes originally issued at a redemption price equal to 109.875% of the principal amount thereof plus accrued interest to the redemption date. The Notes are redeemable at the option of CECI, in whole or in part, at the redemption prices of 104.9375%, 102.46875% and 100%, on or after June 30, 2000, 2001 and 2002, respectively, plus accrued interest to the date of redemption.

     On July 21, 1995, CECI through Funding Corporation, completed a sale to institutional buyers of $475,000 principal amount of Salton Sea Notes and Bonds, which are nonrecourse to CECI. The Funding Corporation debt securities were offered in three tranches as follows:


$232,750 6.69% Senior Secured Series A Notes
     Due May 30, 2000
$133,000 7.37% Senior Secured Series B Bonds
     Due May 30, 2005
$109,250 7.84% Senior Secured Series C Bonds
     Due May 30, 2010


     The net proceeds of the Notes and the Salton Sea Notes and Bonds were used to (a) recapitalize Magma and the related Merger Facilities (b) refinance approximately $102,000 of existing indebtedness of the Salton Sea Project, and (c) finance the Salton Sea Unit IV in the amount of $115,000. Pursuant to the Depositary Agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the initial amount of $50,000 from which scheduled interest and principal payments can be made.

     The Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than interest earned on funds on deposit. The Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison. The Partnership Guarantors' also receive Royalties from the Partnership Projects. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease agreements with the Partnership Projects and the East Mesa Project. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

     The Salton Sea Guarantors' cash and marketable securities were $454 and $9,203 at December 31, 1995 and December 31, 1994, respectively. In addition to these liquid instruments, the Salton Sea Guarantors recorded separately restricted cash of $0 and $3,400 at December 30, 1995 and December 31, 1994, respectively. All available cash of the Salton Sea Guarantors is transferred to the Funding Corporation or affiliates. Cash of $61,649 of the Funding Corporation is available to the Salton Sea Guarantors for the Salton Sea Expansion.

     The Partnership Guarantors' cash and marketable securities were $11,146 and $13,118 at December 31, 1995 and December 31, 1994, respectively. In addition to these liquid instruments, the Partnership Guarantors recorded separately restricted cash of $9,859 and $8,653 at December 31, 1995 and December 31, 1994, respectively. Distributions out of the Partnerships' project control accounts are made periodically for management fees, Royalties and reimbursement of operating costs.

     On February 28, 1994, the Salton Sea Guarantors secured a $130,000 non-recourse project-level term loan which is collateralized by substantially all of the assets of the Salton Sea Projects. Proceeds from the Securities were utilized to repay the project loan.

     The Salton Sea Guarantors have commenced construction of the Salton Sea Expansion with a target completion date of mid-year 1996 at an expected construction cost of $135 million. As of December 31, 1995, the Salton Sea Guarantors have incurred $78,180 for the Salton Sea Expansion.

     As of December 31, 1995 the Partnership Guarantors' share of the Leathers, Del Ranch and Elmore project-level debt was $43,766.


Changing Prices and the Effect of Inflation

     The capacity and bonus payments the Guarantors receive for electricity sold are fixed under SO4 Agreements, and the energy payment is for electricity for the Guarantors' continue to be based on. Inflation has not had a significant impact on the Guarantors' operating revenue and costs; scheduled rates during the fixed price period. As a result inflation has not had a significant effect on the Guarantors' revenues.


Item 8.     Financial Statements and Supplementary Data.


                      SALTON SEA FUNDING CORPORATION
                        INDEX TO FINANCIAL STATEMENTS



SALTON SEA FUNDING CORPORATION

Independent Accountants' Report--Deloitte & Touche LLP. . . . . . . . . . .32

Balance sheets as of December 31, 1995 and June 20, 1995
    (inception date). . . . . . . . . . . . . . . . . . . . . . . . . . . .33

Statement of operations for the period from
June 20, 1995 (inception date) through December 31, 1995. . . . .   . . . .34

Statement of stockholder's equity for the period from
June 20, 1995 (inception date) through December 31, 1995. .   . . . . . . .35

Statement of cash flows for the period from June 20, 1995
    (inception date) through December 31, 1995  . . . . . . . . . . . . . .36

Notes to financial statements . . . .   . . . . . . . . . . . . . . . . . .37


SALTON SEA GUARANTORS

Independent Accountants' Report--Deloitte & Touche LLP. . . . . . . . . . .39

Reports of Independent Accountants--Coopers & Lybrand L.L.P..     . . . . .40

Combined balance sheets as of December 31, 1995 (Successor)
     and 1994 (Predecessor) . . . . . . . . . . . . . . . . . . . . . . . .41

Combined statements of operations for the years
    ended December 31, 1995 (Successor) and 1994 and for the nine month period from April 1, 1993 (date of acquisition) to
    December 31, 1993 (Predecessor) . . . . . . . . . . . . .   . . . . . .42

Combined statements of Guarantors' equity for the
    years ended December 31, 1995 (Successor) and 1994 and for the nine month period from April 1, 1993 (date of acquisition)
    to December 31, 1993 (Predecessor). . . . . . . . . . . . . . . . . . .43

Combined statements of cash flows for the years ended
    December 31, 1995 (Successor) and 1994, and for the nine months from April 1, 1993 (date of acquisition) to December 31, 1993
    (Predecessor) . . . . . . . . . . . . . . . . . . . . .   . . . . . . .44

Notes to combined financial statements. . . .     . . . . . . . . . . . . .45

PARTNERSHIP GUARANTORS

Independent Accountants' Report--Deloitte & Touche LLP. . . . . . . . . . .52

Reports of Independent Accountants--Coopers & Lybrand L.L.P.. .   . . . . .53

Combined balance sheets as of December
    31, 1995 (Successor) and 1994 (Predecessor) . . . . . . .   . . . . . .54

Combined statements of operations for the years ended
    December 31, 1995 (Successor), 1994 and 1993 (Predecessor). . . . . . .55

Combined statements of Guarantor's equity for the years
    ended December 31, 1995 (Successor), 1994 and 1993
    (Predecessor) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .56

Combined statements of cash flows for the years ended
    December 31, 1995 (Successor), 1994 and 1993 (Predecessor). . .     . .57

Notes to combined financial statements. . . . . . . . . . . . . . . . . . .58


SALTON SEA ROYALTY COMPANY--SUCCESSOR

Independent Accountants' Report--Deloitte & Touche LLP. . . . . . . . . .  70

Balance sheet as of December 31, 1995 . . . . . . . . . . . . . . . . . . .71

Statement of operations for the year ended
    December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .72

Statement of equity for the year ended
    December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .73

Statement of cash flows for the year ended
    December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .74

Notes to financial statements . . . . . . . . . . . . . . . . . . . . . . .75


SALTON SEA ROYALTY COMPANY--PREDECESSOR

Report of Independent Accountants--Coopers & Lybrand L.L.P.   . . . . . . .79

Predecessor summaries of revenues and related expenses for
    the years ended December 31, 1994 and 1993. . . . . . . . . . . . . . .80

Notes to summaries of revenues and related expenses . . . . . . . . . . . .81


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

    We have audited the accompanying balance sheets of Salton Sea Funding Corporation (the "Company") as of December 31, 1995 and June 20, 1995 (inception date) and the related statements of operations, stockholder's equity and cash flows for the period from June 20, 1995 through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Funding Corporation as of June 20, 1995 and December 31, 1995 and the results of its operations and its cash flows for the period from June 20, 1995 through December 31, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 26, 1996
                                 SALTON SEA FUNDING CORPORATION
                                           BALANCE SHEETS
                                     (Dollars in Thousands)



                                                                                          December 31,                 June 20,
                                                                                            1995                         1995
                                                                                     -----------------           ------------------
                                                                                                                   (INCEPTION DATE)
ASSETS
Cash                                                                                          $  4,393                  $        -
Restricted cash and short-term investments                                                      57,256                           -
Prepaid expenses and other assets                                                                3,070                           -
Notes receivables from affiliates                                                              452,088                           -
Investment in 1% of net assets of
    Guarantors                                                                                   5,714                       3,267
                                                                                           -----------                  -----------
                                                                                              $522,521                    $  3,267
                                                                                               =======                      =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                                                                          $   3,889                  $         -
Due to affiliates                                                                               59,594                            -
Senior secured notes and bonds                                                                 452,088                            -
                                                                                           -----------                  -----------
    Total liabilities                                                                          515,571                            -

Commitments and contingencies

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
  issued and outstanding 100 shares                                                                  -                            -
Additional paid-in capital                                                                       5,443                        3,267
Retained earnings                                                                                1,507                            -
                                                                                           -----------                  -----------
    Total stockholder's equity                                                                   6,950                        3,267
                                                                                           -----------                  -----------

                                                                                              $522,521                     $  3,267

                                                                                               =======                      =======

The accompanying notes are an integral part of the financial statements.


                                SALTON SEA FUNDING CORPORATION
                                   STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM JUNE 20, 1995 (INCEPTION DATE)
                                  THROUGH DECEMBER 31, 1995
                                   (Dollars in Thousands)




Revenues:

Interest income                                   $17,306
Equity in earnings of Guarantors                      271
                                                ---------
                                                   17,577
Expenses:

Interest expense                                   15,022
                                                ---------
Total expenses                                     15,022
                                                ---------
Income before income taxes                          2,555
Provision for income taxes                          1,048
                                                ---------
    Net income                                    $ 1,507
                                                    =====




The accompanying notes are an integral part of the financial statements.


                               SALTON SEA FUNDING CORPORATION
                              STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE PERIOD FROM JUNE 20, 1995 (INCEPTION DATE)
                                    THROUGH DECEMBER 31, 1995
                                     (Dollars in Thousands)


                                              Common Stock                            Additional
                                           -----------------           Paid-in          Retained          Total
                                        Shares           Amount        Capital          Earnings          Equity
                                       -------           ------        ----------        --------          ------
Issuance of $.01 par value
    per share common stock                 100           $   -            $    -            $   -          $   -
Investment in 1% of net
    assets of Guarantors
    at inception                             -                -             3,267                -           3,267
                                         -----           ------          --------         -------          ------

Balance, June 20, 1995
    (inception date)                       100                -             3,267                -           3,267
Adjustments resulting from
    capital transactions of
    Guarantors                               -                -             2,176               -            2,176
Net income                                   -                -                 -            1,507           1,507
                                         -----           ------           -------         -------          ------
Balance, December 31, 1995                 100           $   -           $ 5,443          $ 1,507          $6,950
                                         =====           ======           =======          ======          ======



The accompanying notes are an integral part of the financial statements.

                              SALTON SEA FUNDING CORPORATION
                                 STATEMENT OF CASH FLOWS
                     FOR THE PERIOD FROM JUNE 20, 1995 (INCEPTION DATE)
                                  THROUGH DECEMBER 31, 1995
                                    (Dollars in Thousands)


Cash flows from operating activities:
    Net income                                              $  1,507
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Equity in earnings of guarantors                            (271)
    Changes in assets and liabilities:
       Prepaid expenses and other assets                      (3,070)
       Accrued liabilities                                     3,889
                                                          ------------
    Net cash flows from operating activities                   2,055
                                                          ------------
Cash flows from investing activities:
    Restricted cash                                          (57,256)
    Secured project notes of Guarantors                     (475,000)
    Principal repayments of secured project
    notes of Guarantors                                       22,912
                                                          ------------
    Net cash flows from investing activities                (509,344)
                                                          ------------
Cash flows from financing activities:
    Proceeds from offering of senior project notes
       and bonds                                             475,000
    Repayment of senior secured project notes and bonds      (22,912)
    Due to affiliates                                         59,594
                                                          ------------
    Net cash flows from financing activities                 511,682
                                                          ------------
    Net change in cash                                         4,393
    Cash at the beginning of period                                -
                                                          ------------
    Cash at the end of period                              $   4,393
                                                               =======
Non-cash investing and financing activities:
    Adjustments resulting from capital transactions
       of Guarantors                                       $   2,176
                                                               =======

The accompanying notes are an integral part of the financial statements.


                       SALTON SEA FUNDING CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
(FOR THE PERIOD FROM JUNE 20, 1995 (INCEPTION DATE) THROUGH DECEMBER 31,1995)
             (Columnar Dollars in Footnotes are in Thousands)


1. THE PURPOSE AND BUSINESS OF SALTON SEA FUNDING CORPORATION

    Salton Sea Funding Corporation (the "Company"), which was formed on June 20, 1995, is a special purpose Delaware corporation and a wholly-owned, special purpose finance subsidiary of Magma Power Company, which in turn is wholly-owned by CalEnergy Company, Inc. The Company was organized for the sole purpose of acting as issuer of $475 million of Senior Secured Notes and Bonds (collectively, the "Securities").

    The Securities are payable from the proceeds of payments made of principal and interest on the Senior Secured Notes and Bonds by the Guarantors, as defined, to the Company. The Securities are guaranteed on a joint and several basis by the Salton Sea Guarantors, the Partnership Guarantors and Salton Sea Royalty Company (collectively the "Guarantors"). The guarantees of the Partnership Guarantors and Salton Sea Royalty Company are limited to available cash flow. The Company does not conduct any operations apart from issuing the Securities.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in Guarantors

    Since the Company has the ability to assert significant influence over the operations of the Guarantors, it accounts for its one percent investment in the Guarantors using the equity method of accounting.


Income Taxes

    The Company will be included in the consolidated income tax returns with its parent and affiliates. Income taxes are provided on a separate return basis in accordance with the requirements of Statement of Financial Accounting Standards No. 109, however, tax obligations of the Company will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.


Fair Values of Financial Instruments

    Fair values have been estimated based on quoted market prices for debt issues listed on exchanges. Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values. Although management uses its best judgement in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the company could realize in a current transaction.


Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. SENIOR SECURED NOTES AND BONDS

    On July 21, 1995, the Company issued $475 million of Senior Secured Notes and Bonds, consisting of $232,750,000, 6.69% Senior Secured Series A Notes, due May 30, 2000, $133,000,000, 7.37% Senior Secured Series B Bonds, due May 30, 2005 and $109,250,000, 7.84% Senior Secured Series C Bonds, due May 30, 2010.

    Principal maturities of the Senior Secured Notes and Bonds are as follows:

                    1996                                        $  48,106
                    1997                                           64,378
                    1998                                           74,938
                    1999                                           35,108
                    2000                                           19,572
                    Thereafter                                    209,986
                                                              -----------
                                                                 $452,088
                                                                  =======

The estimated fair value of the Senior Secured Notes and Bonds was $459,629 at December 31, 1995.


                   INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying combined successor balance sheet of the Salton Sea Guarantors as of December 31, 1995, and the related combined successor statements of operations, Guarantors' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such combined successor financial statements present fairly, in all material respects, the financial position of the Salton Sea Guarantors as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 26, 1996


                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying combined predecessor balance sheet of Salton Sea Guarantors (the "Guarantors") as of December 31, 1994 and the related combined predecessor statements of operations, Guarantors' equity and cash flows for the year ended December 31, 1994 and for the nine month period from April 1, 1993 (date of acquisition) to December 31, 1993. These financial statements are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined predecessor financial statements referred to above present fairly, in all material respects, the combined financial position of Salton Sea Guarantors as of December 31, 1994 and the combined results of its operations and its cash flows for the year ended December 31, 1994 and for the nine month period from April 1, 1993 (date of acquisition) to December 31, 1993, in conformity with generally accepted accounting principles.




                                            COOPERS & LYBRAND L.L.P.
                                            San Diego, California

June 19, 1995, except as to the information presented in
Note 6, for which the date is July 21, 1995.

                            SALTON SEA GUARANTORS
                           COMBINED BALANCE SHEETS
                           (Dollars in Thousands)


                                                               December 31,
                                                   ----------------------------------
                                                     1995                      1994
                                                   --------               -----------
                                                  (successor)             (predecessor)
ASSETS
Cash                                              $     454                 $   4,215
Restricted cash and short-term investments                -                     3,400
Marketable securities                                     -                     4,988
Accounts receivable                                  10,436                    10,605
Due from affiliates                                       -                       399
Prepaid expenses and other assets                    20,129                     4,978
Property, plant, contracts and equipment, net       417,287                   204,329
Goodwill, net                                        52,094                         -
                                                   --------                  --------
                                                   $500,400                  $232,914
                                                   ========                  ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
    Accounts payable                              $     939                 $     273
    Accrued liabilities                               4,043                       355
    Due to affiliates                                 4,319                         -
    Loans payable                                         -                   114,308
    Senior secured project note                     321,500                         -
                                                   --------                  --------
    Total liabilities                               330,801                   114,936

Commitments and contingencies (Notes 2,3,6 and 7)

Total Guarantors' equity                            169,599                   117,978
                                                   --------                  --------
                                                   $500,400                  $232,914
                                                   ========                  ========

The accompanying notes are an integral part of the combined financial statements.

                                SALTON SEA GUARANTORS
                           COMBINED STATEMENTS OF OPERATIONS
                                (Dollars in Thousands)


                                                                                                                   Nine Months
                                                                                 Years Ended                         Ended
                                                                                 December 31,                      December 31,
                                                                       ------            ------                   -------------
                                                                        1995              1994                       1993
                                                                       ------            ------                   -------------
                                                                    (successor)                                     (predecessor)
Revenues:
Sales of electricity                                                  $71,605           $74,576                        $ 60,158
Interest and other income                                                   -               422                               -
                                                                       ------            ------                          ------
                                                                       71,605            74,998                          60,158
                                                                       ------            ------                          ------

Expenses:
Operating, general and
    administrative expenses                                            26,096            24,766                          19,335
Depreciation and amortization                                          10,556            10,049                           7,425
Interest expense,net of
    capitalized interest                                               15,605             8,240                           4,267
                                                                       ------            ------                          ------
       Total expenses                                                  52,257            43,055                          31,027
                                                                       ------            ------                          ------
Income before minority interest                                        19,348            31,943                          29,131
Minority interest                                                       1,393                 -                               -
                                                                       ------            ------                          ------
Net income                                                            $17,955           $31,943                         $29,131
                                                                       ======            ======                          ======

The accompanying notes are an integral part of the combined financial statements.

                                  SALTON SEA GUARANTORS
                         COMBINED STATEMENTS OF GUARANTORS' EQUITY
                                 (Dollars in Thousands)


Predecessor:
Balance, April 1, 1993 (date of acquisition)          $         -
Contributions                                              81,250
Distributions                                             (27,881)
Net income                                                 29,131
                                                      ------------
Balance, December 31, 1993                                 82,500

Contributions                                              12,285
Distributions                                              (8,750)
Net income                                                 31,943
                                                      ------------
Balance, December 31, 1994                                117,978
Net income in 1995 prior to acquisition                     1,393

Successor:
Contributions                                              10,606
Distributions                                              (5,000)
Purchase accounting push-down adjustment, net              26,667
Net income                                                 17,955
                                                      ------------
Balance, December 31, 1995                               $169,599
                                                      ============


The accompanying notes are an integral part of the combined financial statements.

                                 SALTON SEA GUARANTORS
                           COMBINED STATEMENTS OF CASH FLOWS
                                 (Dollars in Thousands)

                                                                                               Nine Months
                                                                     Years Ended                  Ended
                                                                    December 31,               December 31,
                                                          -----------------------------        -------------
                                                            1995              1994                  1993
                                                          ---------         ---------          -------------
                                                         (successor)                            (predecessor)
Cash flows from operating activities:
 Net income                                               $ 17,955          $ 31,943             $   29,131
 Adjustments to reconcile net
   income to net
   cash provided by operating activities:
     Minority interest                                       1,393                 -                      -
     Depreciation and amortization                          10,556            10,049                  7,425
     Changes in assets and liabilities:
       Accounts receivable                                     169              (993)                (9,613)
       Prepaid expenses and other assets                   (19,236)             (869)                (2,044)
       Due to (from) affiliates                              4,718              (399)                     -
       Accounts payable and accrued
        liabilities                                          4,354                62                    566
       Other                                                     -              (583)                     -
                                                          ---------         ---------           ------------
Net cash flows from operating activities                    19,909            39,210                 25,465
                                                          ---------         ---------           ------------
Cash flows from investing activities:
 Acquisition of assets from Unocal                               -                 -               (218,834)
 Purchase of Guarantors by CalEnergy,
   net of cash                                            (171,964)                -                      -
 Capital expenditures                                      (68,677)           (4,493)                     -
 Net decrease (increase) in marketable
   securities                                                4,988            (4,945)                     -
 Restricted cash                                             3,400            (3,400)                     -
                                                          ---------         ---------           ------------
Net cash flows from investing activities                  (232,253)          (12,838)             (218,834)
                                                                                ---------         ---------           ------------
Cash flows from financing activities:
 Repayments on loans payable                              (302,172)         (155,692)                     -
 Loan proceeds                                             509,364           130,000                140,000
 Contributions from parent                                  10,606            12,285                  81,250
 Distributions to parent                                    (5,000)           (8,750)               (27,881)
                                                          ---------         ---------           ------------
Net cash flows from financing activities                   212,798           (22,157)               193,369
                                                          ---------         ---------           ------------
Net change in cash                                             454             4,215                      -
Cash at beginning of period                                      -                 -                      -
                                                          ---------         ---------           ------------
Cash at end of period                                    $     454         $   4,215            $         -
                                                          =========         =========                =======

The accompanying notes are an integral part of the combined financial statements.

                                 SALTON SEA GUARANTORS
                         NOTES TO COMBINED FINANCIAL STATEMENTS
                   (Columnar Dollars in Footnotes are in Thousands)


1. ORGANIZATION AND OPERATIONS

   Salton Sea Guarantors (the "Guarantors") (not a legal entity) is comprised of 100% interests in three geothermal electric power generating plants (Salton Sea Units I, II and III) and a fourth plant (Salton Sea Unit IV or the Salton Sea Expansion) which is under construction (collectively, the "Salton Sea Projects"). All three plants and the expansion facility are located in the Imperial Valley of California. The Salton Sea Projects will serve to guarantee loans from Salton Sea Funding Corporation, an indirect wholly-owned subsidiary of CalEnergy Company, Inc. ("CECI") (See Note 3).

   The financial statements consist of the combination of (1) Salton Sea Brine Processing, L.P., a California limited partnership between Magma Power
Company ("Magma"), as a 99% limited partner and Salton Sea Power Company
(SSPC), a wholly-owned subsidiary of Magma, as a 1% general partner, (2) Salton Sea Power Generation, L.P., a California limited partnership between Salton Sea Brine Processing, L.P., as a 99% limited partner, and Salton Sea Power Company, as a 1% general partner and (3) assets and liabilities attributable to Salton Sea Unit IV which are held 59% by Salton Sea Power Generation, L.P. and 41% by Fish Lake Power Company (FLPC). Effective in
June of 1995, 1% interests in SSPC and FLPC were transferred to Funding Corporation. All of the entities in the combination are affiliates of Magma.

   Originally three partnerships were formed to hold the assets of the three operating geothermal power plants acquired by Magma from Union Oil Company of California ("Unocal") effective April 1, 1993 (see Note 8). Salton Sea Unit IV was created upon combining and consolidating the Salton Sea Unit I power purchase agreement and the Fish Lake modified SO4. Salton Sea Unit IV is presently expected to be completed by mid-year 1996. Failure to complete the construction of Salton Sea Unit IV by June 12, 1998 could result in the Salton Sea Unit IV power purchase agreement being terminated by Southern California Edison Company ("Edison"). Engineering and construction services have been contracted to date on a cost reimbursable and time and materials basis. CECI has provided a cost overrun commitment to fund any costs of construction in excess of certain budgeted amounts.

   During the year ended December 31, 1994, the three plants and the expansion facility currently held by CECI were held, directly or indirectly by Magma.
In February 1995, CECI completed its acquisition of Magma, which is currently a wholly-owned subsidiary of CECI (see Note 3).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying financial statements present the combined accounts of the Salton Sea Projects described above. All significant intercompany transactions and accounts have been eliminated.

   The December 31, 1995 successor financial statements reflect the acquisition of Magma (see Note 3), the resulting push down to the Guarantors of the accounting as a purchase business combination and minority interest for the non-owned periods consisting of 100% for the period January 1-9, 1995 and 49% for the period January 10, 1995-February 23, 1995.

   Due to the restrictions on cash distributions resulting from the Secured Credit Agreement (see Note 5), all amounts due to and from the partners as of February 28, 1994 were offset to the respective Guarantors' equity account as a net contribution from partners in the accompanying combined historical statements of Guarantors' equity.

Revenue Recognition

   The Guarantors recognize revenues and related accounts receivable with respect to their three operating facilities from sales of electricity to Southern California Edison ("Edison") on an accrual basis using stated contract prices under its two Interim Standard Offer No. 4 power purchase agreements ("ISO4s") for Salton Sea Units II and III and its negotiated contract for Salton Sea Unit I. The ISO4s and the negotiated contract provide for the payment of both capacity payments and energy payments for a 30-year term. Edison is the sole customer of the Guarantors.

   The capacity payments for the ISO4s are a fixed amount for the entire 30-year contract and are based on the plant's contract capacity, as specified in the agreement. The Guarantors earn the maximum contract capacity payment in each month of the year they are able, after excluding scheduled maintenance hours, to deliver 80% of its contract capacity. In addition, the Guarantors are eligible to earn a monthly bonus capacity payment if they operate at levels in excess of capacity levels specified in their ISO4s. Under the negotiated contract, the capacity payment adjusts quarterly based on a basket of indices for the term of the agreement. For the period from April 1, 1994 through March 31, 2004, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity on Salton Sea Unit II.

   The Guarantors earn energy payments based on kilowatt hours ("kWhs") of energy provided to Edison. During the first 10 years, the Guarantors earn payments for energy as scheduled in their ISO4s. After the 10-year scheduled payment period has expired (in 1999 for Salton Sea Unit III and 2000 for Salton Sea Unit II), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1995, Edison's average Avoided Cost of Energy was 2.1 cents per kWh which is substantially below the contract energy prices earned in 1995. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the ISO4s at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under ISO4s could decline significantly after the expiration of the relevant scheduled payment period. Under the negotiated contract, the energy payment is calculated using a base price, as defined, which is subject to quarterly adjustments based on a basket of indices for the term of the agreement.

Property, Plant, Contracts and Equipment

   Property, plant, contracts and equipment are carried at cost less accumulated depreciation. The Guarantors follow the full cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. The Guarantors provide depreciation and amortization of property, plants, contracts and equipment upon the commencement of revenue production over the estimated useful life of the assets.

   Depreciable lives for the periods through 1994 were as follows:

Plant and plant equipment                     20 years
Office furniture and equipment              5-10 years
Other equipment                             7-10 years
Exploration and development costs             20 years

    Power purchase contracts were amortized on the straight line method over 20 years which is the lesser of the remaining life of the contract or the remaining useful life of plant and plant equipment.

    As a result of the purchase business combination, the assets and liabilities were adjusted to fair value and are depreciated over the remaining useful lives. See "Purchase Accounting" below and Note 4, "Property, Plant, Contracts and Equipment."


    When plant and equipment is sold or abandoned, the cost and related accumulated depreciation/ amortization are removed from the accounts and the resulting gain or loss is recognized.

    On January 1, 1996, the Guarantor intends to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management anticipates that the adoption of SFAS 121 will not have a material effect on the Guarantor's financial statements.

Purchase Accounting

    As a result of the purchase business combination (see Note 3) accounted for on a push down basis by the Guarantors during the year ended December 31, 1995, all identifiable assets and liabilities are stated at fair value (see
Note 3).

    The fair value of property and equipment, net of salvage value, and exploration and development costs is depreciated on the straight line method over the remaining portion (approximately 24 years) of the original 30 year life.

    Power sale agreements have been assigned values separately for each of (1) the 5 year remaining portion of the scheduled price periods of the power sales agreements and (2) the 20 year avoided cost periods of the power sales agreements and are being amortized separately over such periods using the straight line method; and (3) the 163 net MW BRPU Award for which the related plants will either be constructed or the contract rights will be bought out; amortization of such values has been deferred until the plants have been constructed and production commences or the buyout proceeds have been applied against such values.

    The Salton Sea reservoir contains commercial quantities of extractable minerals. The fair value allocated to mineral extraction was based on the estimated net cash flows generated from producing such minerals. The fair value assigned to the mineral reserves will be amortized on the units of production method upon commencement of commercial production.

    Fair value has been assigned to a contract for which the plant is presently under construction and energy production is not expected to commence before 1996. Accordingly, revenues, period operating costs, depreciation of future costs to be incurred for the completion of such facility and amortization of this allocation of acquisition costs are not presently included in the Salton Sea Guarantor statements of operations.

    Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. Deferred finance costs are amortized using the level yield method over the term of the related debt.


Income Taxes

    The Guarantors are comprised of a combination of partnership interests and one company. The income or loss of each partnership for income tax purposes, along with any associated tax credits, is the responsibility of the individual partners. The company is currently constructing its project and has no tax obligations. Accordingly, no recognition has been given to federal or state income taxes in the accompanying combined financial statements.


Restricted Cash, Short-term Investments and Marketable Securities

     At December 31, 1994, the Guarantors adopted the provisions of Statements of Financial Accounting Standards No. 115 (SFAS No. 115)" Accounting for Certain Investments in Debt and Equity Securities." Adoption of SFAS No. 115 had no material effect on the Guarantor's financial position or results of operation. In accordance with the provisions of SFAS No. 115, debt securities that the Guarantors have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. As of December 31, 1995, all of the Guarantors' investments were classified as held-to-maturity.

     The restricted cash and investments balance represents primarily a debt reserve fund which is legally restricted as to its use and which requires the maintenance of a specified minimum balance. The Guarantors invest in commercial paper with a rating of A1 or better and generally having maturities of three months or less.


Statements of Cash Flows

     For purposes of the statements of cash flows, the Guarantors consider only demand deposits at banks to be cash. Cash paid for interest during the year ended December 31, 1995 and 1994 and the period from April 1, 1993 (date of acquisition) to December 31, 1993, was $4,716,000, $7,163,000 and
$4,265,000 respectively.


Fair Values of Financial Instruments

    Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values. Although management uses its best judgement in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Guarantors could realize in a current transaction.

    The Guarantors assume that the carrying amount of short-term financial instruments approximates their fair value. For these purposes, short-term is defined as any item that matures, reprices, or represents a cash transaction between willing parties within six months or less of the measurement date.


Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  PURCHASE OF MAGMA POWER COMPANY

    On January 10, 1995, CECI acquired approximately 51% of the outstanding shares of common stock of Magma (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CECI through a merger.

    Magma is engaged in independent power operations similar to those of CECI. The transaction was accounted for as a purchase business combination.

    Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the year ended December 31, 1995, as if the acquisition had occurred on January 1, 1994 after giving effect to certain pro forma adjustments related to the acquisition, were $71,605,000 and $18,465,000, respectively, compared to $74,998,000 and
$21,281,000, respectively, for the year ended December 31, 1994.

    The adjustments which have been made to the net assets of the Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Guarantors are as follows:

Property, plant, contracts and equipment                    $ 153,660
Goodwill                                                       53,271
Deferred financing cost                                         6,412
Severance, relocation and litigation reserve                   (2,312)
Debt                                                         (184,364)
                                                             ---------
Net increase in assets                                      $  26,667
                                                             =========

4.  PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

    Property, plant, contracts and equipment consisted of the following:

                                                                                                       December 31,
                                                                                               ---------------------------
                                                                                       1995                         1994
                                                                                   -----------                ------------
                                                                                   (successor)               (predecessor)
Plant and equipment                                     $173,509               $186,119
Salton Sea Unit 4                                        108,632                      -
Power sale agreements                                     64,609                      -
Mineral extraction                                        60,577                      -
Exploration and development costs                         17,793                 35,649
                                                     -----------            ------------
                                                         425,120                221,768
Less accumulated depreciation
    and amortization                                      (7,833)               (17,439)
                                                      -----------           ------------
                                                        $417,287               $204,329
                                                          =======              =========

5.  LOANS PAYABLE

    On April 1, 1993, the Guarantors entered into a one-year, $140,000,000 note agreement with Magma (the "Magma Loan") to finance the acquisition of Salton Sea Units I, II and III from Unocal. The interest terms of the note, LIBOR plus .675%, are identical to the terms of a $140,000,000 secured credit agreement between Magma and Morgan Guaranty Trust Company of New York dated March 19, 1993.

    In February 1994, the Guarantors replaced the Magma Loan with a $130,000,000 non-recourse project-level term loan which is collateralized by substantially all the assets of Salton Sea Units I, II and III. A secured agreement (the "Secured Credit Agreement") with a group of international banks, with Credit Suisse as the agent bank, provides for direct loans at LIBOR plus 1.25%.

    In June 1994, a cash distribution of $8,750,000 was made which represented a portion of January and February 1994 electricity sales collected from Edison subsequent to February 28, 1994. The cash collected was for operational activity occurring prior to the consummation of the Secured Credit Agreement and the distribution was approved by the creditors.

    The Guarantors repaid the loans with proceeds from the offering of investment grade securities (see Note 6).


6. SENIOR SECURED PROJECT NOTE

    The Guarantors assumed their proportionate share of the secured bank financing incurred in connection with the purchase of Magma (see Note 3). On July 21, 1995, CECI recapitalized Magma and the related Merger Facilities from proceeds received through a $200 million high yield offering and a $475 million investment grade offering of the Salton Sea Funding Corporation. Proceeds from the offering of Salton Sea Funding Corporation investment grade securities were used to repay certain loans of the Guarantors. The Guarantors issued a project note in the amount of $325 million payable to Salton Sea Funding Corporation with interest rates ranging from 6.69% to 7.84%, and guaranteed the investment grade securities. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Guarantors.


Principal maturities of the Senior Secured Project Note are as follows:

           1996                                          $  21,660
           1997                                             33,632
           1998                                             39,450
           1999                                             16,076
           2000                                              9,737
           Thereafter                                      200,945
                                                           -------
                                                          $321,500
                                                           =======

   The estimated fair value of the Senior Secured Projects Notes was $326,337,000 at December 31, 1995.


7.  RELATED PARTY TRANSACTIONS

    The Guarantor entered into the following agreements:

o Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated April 1, 1993, whereby the Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all electricity revenues received by the Guarantors. The amount expensed for the years ended December 31, 1995 and 1994 was $3,579,000 and $3,732,000, respectively, and $3,008,000 for the nine months ended December 31, 1993.

o Administrative Services Agreement dated April 1, 1993 with Magma, whereby Magma will provide to the Guarantors administrative and management services. Fees payable to Magma amount to 3% of total electricity revenues per month. The amount expensed for the years ended December 31, 1995 and 1994 was $2,153,000 and $2,239,000, respectively, and $1,805,000 for the nine months ended December 31, 1993.

o Operating and Maintenance Agreement dated April 1, 1993 with CalEnergy Operating Company ("CEOC") (formerly Magma Operating Co.), whereby the Guarantors retain CEOC to operate the Salton Sea facilities for a period of 32 years. Payment is made to CEOC in the form of reimbursements of expenses incurred. During 1995, 1994 and 1993, the Guarantors reimbursed CEOC for expenses of $6,939,000, $5,973,000 and $4,474,000, respectively.


8. ACQUISITION

    In December 1992, Magma signed a definitive agreement with Unocal to purchase all of Unocal's geothermal interests in the Imperial Valley of California, including Salton Sea Units, I, II and III and certain geothermal leases. On March 31, 1993, the Guarantors consummated their acquisition of the Imperial Valley geothermal interest. Total cost includes (i) payments to Unocal consisting of the purchase price of $224,000,000, working capital of $7,300,000 and an interest charge of $3,500,000, and (ii) advisory fees and transaction costs totaling $3,400,000. The total cost of the acquisition attributable to the Guarantors was allocated as follows:

Land                                         $     383
Property, plant and equipment                  142,188
Exploration and development costs               46,514
Power purchase contracts                        22,217
Transmission line credits                        6,254
Other                                            1,278
                                               -------
                                              $218,834
                                               =======

    In addition to the initial acquisition price, the Company will make payments to Unocal contingent on future development of new power generating capacity.

                      INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

    We have audited the accompanying combined successor balance sheet of the Partnership Guarantors as of December 31, 1995, and the related combined successor statements of operations, Guarantors' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such combined successor financial statements present fairly, in all material respects, the financial position of the Partnership Guarantors as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 26, 1996


                    REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

    We have audited the accompanying combined predecessor balance sheet of Partnership Guarantors (the "Guarantors") as of December 31, 1994 and the related predecessor statements of operations, Guarantors' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the combined predecessor financial statements referred to above present fairly, in all material respects, the historical financial position of Partnership Guarantors as of December 31, 1994 and the historical results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                         COOPERS & LYBRAND L.L.P.
                                         San Diego, California

June 19, 1995, except as to the information presented in
Note 6, for which the date is July 21, 1995


                            PARTNERSHIP GUARANTORS
                            COMBINED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                                                December 31,
                                                                                                            -------------------
                                                                                                     1995                 1994
                                                                                                   -------              -------
                                                                                               (successor)        (predecessor)
ASSETS
Cash                                                                                              $ 11,146            $   5,661
Restricted cash and short-term investments                                                           9,859                8,653
Marketable securities                                                                                    -                7,457
Accounts receivable                                                                                 11,841               10,848
Prepaid expenses and other assets                                                                    9,651                6,451
Due from affiliates                                                                                 54,949                4,108
Property, plant, contracts and equipment, net                                                      298,956              137,265
Management fee                                                                                      63,520                    -
Goodwill, net                                                                                      142,250                    -
                                                                                                   -------              -------
                                                                                                  $602,172             $180,443
                                                                                                   =======              =======
LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                                                 $   3,566            $   2,679
Accrued liabilities                                                                                 19,995                5,522
Loans payable                                                                                       43,766               52,340
Senior secured project note                                                                         62,706                    -
Deferred income taxes                                                                               98,407               13,507
                                                                                                   -------              -------
Total liabilities                                                                                  228,440               74,048

Commitments and contingencies (Notes 2,3,6 and 7)

Guarantors' equity:
Common stock                                                                                             3                    3
Additional paid-in capital                                                                         359,092              106,392
Retained earnings                                                                                   14,637                    -
                                                                                                   -------              -------
Total Guarantors' equity                                                                           373,732              106,395
                                                                                                   -------              -------
                                                                                                  $602,172             $180,443
                                                                                                   =======              =======

The accompanying notes are an integral part of the combined financial statements.

                                    PARTNERSHIP GUARANTORS
                              COMBINED STATEMENTS OF OPERATIONS
                                     (Dollars in Thousands)

                                                              Year Ended December 31,
                                                 ---------------------------------------------
                                                  1995               1994              1993
                                                 -------            -------           --------
                                               (successor)                  (predecessor)
Revenues
Sales of electricity                              $76,909            $70,692            $65,579
Interest and other income                          10,574              5,358              4,478
                                                  -------            -------           --------
                                                   87,483             76,050             70,057
Costs and expenses:
Operating, general and
    administrative costs                           32,143             35,306             35,597
Depreciation and amortization                      18,958              9,037              9,249
Interest expense, net of
    capitalized interest                            8,826              3,285              3,712
                                                  -------            -------           --------
Total expenses                                     59,927             47,628             48,558
                                                  -------            -------           --------
Income before income taxes                         27,556             28,422             21,499
Provision for income taxes                         11,492             11,284              8,405
                                                  -------            -------           --------
Income before minority interest                    16,064             17,138             13,094
Minority interest                                   1,427                  -                  -
                                                  -------            -------           --------
Net income                                         14,637             17,138             13,094

Pro forma adjustment to reflect
    fee payable from affiliates,
    net of income taxes                               N/A              1,956              1,475
                                                  -------            -------            -------
Pro forma net income                                  N/A            $19,094            $14,569
                                                  =======            =======            =======


The accompanying notes are an integral part of the combined financial statements.

                                PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF GUARANTORS' EQUITY
                                     (Dollars in Thousands)


                                                              Common Stock         Additional
                                                            --------------          Paid-in           Retained       Total
                                                       Shares       Amount          Capital           Earnings       Equity
                                                       ------       ------         ----------         --------       -------
Predecessor:
Balance, January 1, 1993                                    3         $  3           $102,103         $  3,597      $105,703
Cash distributions to Magma                                 -            -               -            (12,600)      (12,600)
Other distributions                                         -            -            (3,862)          (4,091)       (7,953)
Contribution for income taxes                               -            -             5,143                 -         5,143
Net income                                                  -            -              -               13,094       13,094
                                                         ----         ----           --------          -------      --------
Balance, December 31, 1993                                  3            3           103,384                 -      103,387
Cash distributions to Magma                                 -            -            (1,062)         (17,138)      (18,200)
Other distributions                                         -            -            (3,315)                -       (3,315)
Contribution for income taxes                               -            -             7,385                 -        7,385
Net income                                                  -            -                 -           17,138        17,138
                                                         ----         ----           --------          -------      --------
Balance, December 31, 1994                                  3            3           106,392                 -      106,395
Net income in 1995 prior
    to acquisition                                          -            -                 -            1,427         1,427

Successor:
Purchase accounting push-down
    adjustment, net                                         -            -            68,617           (1,427)             67,190
Distributions                                               -            -           (13,860)                -            (13,860)
Contributions                                               -            -           197,943                 -            197,943
Net income                                                  -            -                 -           14,637              14,637
                                                         ----         ----           --------          -------            --------
Balance, December 31, 1995                                  3         $  3          $359,092           $14,637           $373,732
                                                         ====         ====            =======          =======            ========

The accompanying notes are an integral part of the combined financial statements.

                                   PARTNERSHIP GUARANTORS
                             COMBINED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)


                                                                                                     Year Ended December 31,
                                                                                       --------------------------------------------
                                                                                          1995             1994              1993
                                                                                       ---------         --------          --------
                                                                                     (successor)               (predecessor)
Cash flows from operating activities:
 Net income                                                                            $ 14,637          $17,138           $13,094
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Minority interest                                                                       1,427                 -                -
  Depreciation and amortization                                                          18,958            9,037             9,249
  Deferred taxes                                                                          1,011            3,899             3,262
  Changes in assets and liabilities:
    Accounts receivable                                                                    (993)          (3,103)            2,517
    Amounts due from affiliates                                                         (50,841)           4,077            (5,066)
    Prepaid expenses and other assets                                                    (5,779)             178              (508)
    Accounts payable and accrued liabilities                                             12,047            2,421             1,275
    Other, net                                                                                -            8,251               417
                                                                                        --------         --------          --------
Net cash flows from operating activities                                                 (9,533)          41,898            24,240
                                                                                        --------         --------          --------
Cash flows from investing activities:
Capital expenditures                                                                     (4,066)         (10,495)           (4,852)
Purchase of Guarantors by CalEnergy,
 net of cash                                                                           (197,810)               -                 -
Net (increase) decrease in marketable
  securities                                                                              7,457           (4,826)           (2,980)
Restricted cash                                                                          (1,206)          (3,058)            2,988
Management fee                                                                          (30,485)               -                 -
                                                                                        --------         --------          --------
Net cash flow from investing activities                                                (226,110)         (18,379)           (4,844)
                                                                                        --------         --------          --------
Cash flows from financing activities:
Loan repayments                                                                        (225,479)          (7,779)           (7,223)
Loan proceeds                                                                           288,185                -                 -
Contribution from parent                                                                197,943                -                 -
Distribution to parent                                                                  (13,860)         (18,200)          (12,600)
                                                                                        --------         --------          --------

Net cash flows from financing activities                                                246,789          (25,979)          (19,823)
                                                                                        --------         --------          --------
Net increase (decrease) in cash                                                          11,146           (2,460)             (427)
Cash at beginning of period                                                                   -            8,121             8,548
                                                                                        --------         --------          --------
Cash at the end of period                                                              $ 11,146          $ 5,661           $ 8,121
                                                                                        ========         ========          ========

The accompanying notes are an integral part of these combined financial statements.

                             PARTNERSHIP GUARANTORS
                   NOTES TO COMBINED FINANCIAL STATEMENTS
              (Columnar Dollars in Footnotes are in Thousands)


1. ORGANIZATION AND OPERATIONS

     Partnership Guarantors (the "Guarantors") (not a legal entity) consists of the combination of Vulcan Power Company ("VPC") and CalEnergy Operating Company ("CEOC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). VPC's and CEOC's principal assets are interests in certain partnerships which are engaged in the operation of geothermal power plants in the Imperial Valley of California. The Guarantors will serve to guarantee loans to such partnerships from Salton Sea Funding Corporation, a wholly-owned subsidiary of CalEnergy Company, Inc. ("CECI"). VPC holds a 50% interest in Vulcan/BN Geothermal Power Company, a Nevada general partnership, and CEOC holds a 40% general partner interest in Leathers, L.P., a California limited partnership, Del Ranch, L.P., a California limited partnership and Elmore, L.P. a California limited partnership (collectively, the "Partnerships"). Magma owns a 10% limited partnership interest in each of Leathers L.P., Elmore L.P. and Del Ranch L.P. and has entered into an agreement to pay to the Guarantors the distributions it receives related to such 10% interests, in addition to a special distribution equal to 4.5% of total energy sales from the Leathers Project.


     The remaining 50% interest in the Partnerships is owned indirectly by Mission Energy Company ("Mission"). Mission is a wholly-owned subsidiary of SCE Corporation ("SCEcorp"). Southern California Edison Company ("Edison") is the sole customer of the Partnerships and is an affiliate of SCEcorp.

     In February 1995, CECI completed its acquisition of Magma, which is currently a wholly-owned subsidiary of CECI (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements of the Guarantors present the accounts of CEOC, VPC and their pro rata share of the accounts of the Partnerships as described above on a combined basis. All significant intercompany balances and transactions have been eliminated.

     The December 31, 1995 successor financial statements reflect the acquisition of Magma (see Note 3), the resulting push down to the Guarantors of the accounting as a purchase business combination and minority interest for the non-owned periods consisting of 100% for the period January 1-9, 1995 and 49% for the period January 10, 1995--February 23, 1995.


Revenue Recognition

     The Guarantors recognize revenues and related accounts receivable from sales of electricity on an accrual basis using stated contract prices under their Interim Standard Offer No. 4 power purchase agreements ("ISO4s") with Edison. The ISO4s provide for the payment of both capacity payments and energy payments for a 30-year term.

     The capacity payments for the ISO4s are a fixed amount for the entire 30-year contract period and are based on the plant's contract capacity, as specified in the agreement. The Guarantors earn their maximum contract capacity payment in each month of the year they are able, after excluding scheduled maintenance hours, to deliver 80% of its contract capacity. In addition, the Guarantors are eligible to earn a monthly bonus capacity payment if they operate at levels in excess of capacity levels specified in their ISO4s.

     The Guarantors earn energy payments based on kilowatt hours ("kWhs") of energy provided to Edison. During the first 10 years, the Guarantors earn payments for energy as scheduled in their ISO4s. After the 10-year scheduled payment period has expired (in 1996 for Vulcan, 1998 for Del Ranch and Elmore and 1999 for Leathers), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1995, Edison's average Avoided Cost of Energy was 2.1 cents per kWh which is substantially below the contract energy prices earned in 1995. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the ISO4s at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under ISO4s could decline significantly after the expiration of the relevant scheduled payment periods.


Property, Plant, Contracts and Equipment

     Property, plant, contracts and equipment are carried at cost less accumulated depreciation. The Guarantors follow the full cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. The Guarantors provide depreciation and amortization of property, plants, contracts and equipment upon the commencement of revenue production over the estimated useful life of the assets.

     Depreciable lives for the periods through 1994 were as follows:

Plant and plant equipment                        20 years
Office furniture and equipment                 5-10 years
Other equipment                                7-10 years
Exploration and development costs                20 years

     Power purchase contracts were amortized on the straight line method over 20 years which is the lesser of the remaining life of the contract or the remaining useful life of plant and plant equipment.

     As a result of the purchase business combination, the assets and liabilities were adjusted to fair value and are depreciated over the remaining useful lives. See "Purchase Accounting" below and Note 4, "Property, Plant, Contracts and Equipment". When plant and equipment are sold or abandoned, the cost and related accumulated depreciation/ amortization are removed from the accounts and the resulting gain or loss is recognized.

     On January 1, 1996, the Guarantor intends to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management anticipates that the adoption of SFAS 121 will not have a material effect on the Guarantor's financial statements.

Purchase Accounting

    As a result of the purchase business combination (see Note 3) accounted for on a push down basis by the Guarantors during the year ended December 31, 1995, all identifiable assets and liabilities are stated at fair value.

    The fair value of property and equipment, net of salvage value, and exploration and development costs are depreciated using the straight line method over the remaining portion (approximately 24 years) of the original 30 year life.

    Power sale agreements have been assigned values separately for each of
(1) the remaining portion (1 to 5 years) of the scheduled price periods of the power sales agreements and (2) the 20 year avoided cost periods of the power sales agreements and are amortized separately over such periods using the straight line method.

    The Salton Sea reservoir contains commercial quantities of extractable minerals. Magma has entered into an agreement with one of the world's largest mining companies to extract certain of these minerals from the brine produced by the Guarantors' projects. The fair value allocated to mineral extraction was based on the estimated net cash flows generated from such production. The fair value assigned to the mineral reserves will be amortized using the units of production method upon commencement of commercial production.

    A process license was allocated fair value which represents the economic benefits expected to be realized from the installation of the license and related technology at the Imperial Valley. The fair value assigned to the process license is amortized using the straight-line method over the remaining estimated useful life of the license. Deferred finance costs are amortized using the level yield method over the term of the related debt.

    Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method.


Income Taxes

    The entities comprising the Guarantors will be included in consolidated income tax returns with their parent and affiliates; however, income taxes are provided on a separate return basis. Tax obligations of the Guarantors will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.


Restricted Cash, Short-term Investments and Marketable Securities

    At December 31, 1994, the Guarantors adopted the provisions of Statements of Financial Accounting Standards No. 115 (SFAS No. 115)" Accounting for Certain Investments in Debt and Equity Securities." Adoption of SFAS No. 115 had no material effect on the partnership's financial position or results of operation. In accordance with the provisions of SFAS No. 115, debt securities that the Guarantors have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. As of December 31, 1995, all of the Guarantors' investments were classified as held-to-maturity.

    The restricted cash and investments balance represents primarily a debt reserve fund which is legally restricted as to its use and which requires the maintenance of a specified minimum balance. The Guarantors invest in commercial paper with a rating of A1 or better and generally having maturities of three months or less.


Management Fee

    Pursuant to the Magma Services Agreement Magma has agreed to pay CEOC all equity cash flows and certain royalties payable by the Guarantors in exchange for providing data and services to Magma. As security for the obligations of Magma under the Magma Services Agreement, Magma has collaterally assigned to CEOC its rights to such equity cash flows and certain royalties.


Statements of Cash Flows

    For purposes of the statement of cash flows, the Guarantors consider only demand deposits at banks to be cash. Cash paid for interest during 1995, 1994 and 1993 was $3,235,000 $2,949,000 and $3,453,000, respectively.


Fair Values of Financial Instruments

    Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values. Although management uses its best judgement in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Guarantors could realize in a current transaction.

    The Guarantors assume that the carrying amount of short-term financial instruments approximates their fair value. For these purposes, short-term is defined as any item that matures, reprices, or represents a cash transaction between willing parties within six months or less of the measurement date.


Pro Forma Adjustments (Unaudited)

    The accompanying combined predecessor statements of operations contain a proforma adjustment to reflect a fee for data and services management to CEOC from Magma under an agreement entered into in June 1995, equal to distributions to Magma from its 10% interest in Leathers, Del Ranch and Elmore and 4.5% of total energy sales from the Leathers Project as if such agreement were in effect during all periods presented. (See Note 7).


Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. PURCHASE OF MAGMA POWER COMPANY

    On January 10, 1995, CECI acquired approximately 51% of the outstanding shares of common stock of Magma (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CECI through a merger. Magma is engaged in independent power operations similar to those of CECI. The transaction was accounted for as a purchase business combination.

    Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the year ended December 31, 1995, as if the acquisition had occurred on January 1, 1994 after giving effect to certain pro forma adjustments related to the acquisition, were $87,483,000 and $15,099,000, respectively, compared to $76,050,000 and
$2,312,000, respectively, for the year ended December 31, 1994.

    The adjustments which have been made to the net assets of the Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Guarantors are as follows:


Property, plant, contracts and equipment               $ 214,513
Goodwill                                                 145,487
Deferred financing cost                                    9,714
Other assets                                              (2,137)
Severance, relocation and litigation reserve              (3,313)
Deferred income taxes                                    (83,889)
Debt                                                    (213,185)
                                                         --------
    Net increase in assets                              $ 67,190
                                                         ========

4. PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

Property, plant, contracts and equipment consisted of the following:

                                                                                                       December 31,
                                                                                              --------------------------
                                                                                       1995                      1994
                                                                                   ------------              -----------
                                                                                    (successor)            (predecessor)
Plant and equipment                                                                  $  58,532                  $164,830
Power sale agreements                                                                   44,966                         -
Process license                                                                         46,290                         -
Mineral reserves                                                                       112,350                         -
Exploration and development costs                                                       53,449                    44,276
                                                                                    -----------              -----------
                                                                                       315,587                   209,106
Less accumulated depreciation
    and amortization                                                                   (16,631)                 (71,841)
                                                                                    -----------              -----------
                                                                                      $298,956                  $137,265
                                                                                        =======                  =======

5. LOANS PAYABLE

    Loans payable at December 31, 1995 and 1994 included the Guarantors' pro rata share of the debt of the Del Ranch, Elmore and Leathers partnerships which is non-recourse, but collateralized by substantially all the assets of these partnerships. A secured credit agreement with a group of international banks provides for direct bank loans at specified premiums over a choice of either the bank's prime rate, the London Interbank Offered Rate ("LIBOR") or the CD Base rate.


    As an alternative, each partnership may elect to issue commercial paper and medium-term notes supported by letters of credit issued by Fuji Bank, Limited, which are collateralized, in turn, by the project debt facility with the banks. The fair value of the commercial paper and medium-term notes approximates their carrying value.

    The Partnerships had no direct bank borrowings at December 31, 1995 and 1994. The weighted average effective interest rates of the commercial paper and medium-term notes outstanding at December 31 was 6.4% in 1995 and 6.6% in 1994. During 1995, 1994 and 1993, the Guarantors' pro rata share of the Partnership's weighted average borrowings was $48,053,000, $55,039,000 and $62,093,000, respectively, with weighted average effective interest rates of 6.3%, 6.3% and 5.6% for the corresponding periods.

    The loans are reduced by 25 semi annual principal payments in March and September of each year.

    The Guarantors' annual maturities of project debt for the five years beginning January 1, 1996, are as follows:

      1996                                        $10,265
      1997                                         10,678
      1998                                         10,678
      1999                                          6,862
      Thereafter                                    5,283
                                                   ------
                                                  $43,766
                                                   ======

     Provisions of the Guarantors' Secured Credit Agreements require the maintenance of minimum working capital requirements of $720,000, $880,000 and $880,000 and specific debt reserves of $3,320,000, $2,660,000 and $2,640,000, on Leathers, Del Ranch and Elmore respectively, that must be maintained before cash distributions can be paid to the Partners.

6. SENIOR SECURED PROJECT NOTE

     The Guarantors assumed their proportionate share of the secured bank financing incurred in connection with the purchase of Magma (see Note 3). On July 21, 1995, CECI recapitalized Magma and the related Merger Facilities from proceeds received through a $200 million high yield offering and a $475 million investment grade offering of Salton Sea Funding Corporation. The Guarantors issued a project note in the amount of $75 million payable to Salton Sea Funding Corporation at an interest rate of 6.69%, and guaranteed, to the extent of available cash flow, the investment grade securities. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Guarantors.

     Principal maturities of the senior secured project note are as follows:


              1996                                         $15,502
              1997                                          12,744
              1998                                          19,762
              1999                                           9,636
              2000                                           5,062
                                                           --------
                                                           $62,706
                                                           ========

     The estimated fair value of the Senior Secured Project Note was $64,348,000 at December 31, 1995.


7. RELATED PARTY TRANSACTIONS

     The Guarantors are party to a 30-year brine supply agreement through the Vulcan/BN Geothermal Power Company partnership and a technology license agreement for the rights to use the technology necessary for the construction and operation of the Vulcan Plant. Under the brine supply agreement, the Guarantors will pay VPC 4.167% of the contract energy component of the price of electricity provided by the Vulcan Plant. In addition, VPC has been designated as operator of the Vulcan Plant and receives agreed-upon compensation for such services.

     Charges to the Guarantors related to the brine supply agreement and operator's fees on a pro rata basis amounted to $745,000 and $620,000, respectively, for the year ended December 31, 1995, $516,000 and $438,000, respectively, for the year ended December 31, 1994, and $474,000 and $408,000, respectively, for the year ended December 31, 1993.

     In addition, the Guarantors entered into the following agreements:

o Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, whereby the Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Plants in return for 17.333%, on a pro rata basis, of all energy revenues received by each plant. The Guarantors' share of amounts expensed under this agreement for 1995, 1994 and 1993 were $8,115,000, $7,488,000 and
    $6,806,000, respectively.

o Ground Leases dated March 15 and August 15, 1988 with Magma whereby the Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases were $30,000 in each of 1995, 1994 and 1993.

o Administrative Services Agreements whereby CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total electricity revenues or $67,000 per month. The minimum monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 1995, 1994 and 1993 amounted to $1,687,000, $1,573,000, and $1,457,000, respectively.

o Operating and Maintenance Agreements whereby the Guarantors retain CEOC to operate the plants for a period of 32 years through 2020. Payment is made to CEOC in the form of reimbursements of expenses incurred and a guaranteed capacity payment ranging from 10% to 25% of energy revenues over stated amounts. The Guarantors in 1995, 1994 and 1993 reimbursed CEOC for expenses of $4,471,000, $2,391,000 and $3,074,000, respectively, and accrued a guaranteed capacity payment of $1,731,000, $1,548,000 and $1,273,000 at December 31, 1995, 1994 and 1993,
    respectively.

8. CONDENSED FINANCIAL INFORMATION

    Condensed balance sheet information of the Guarantors' pro rata interest in the respective entities as of December 31, 1995 and 1994 is as follows:

                           Vulcan                                                    Vulcan     Adjustments/     Combined
                           Power        CEOC        Elmore      Del Ranch    Leather       BNG       Eliminations     Total
December 31, 1995
(successor)
Assets:
Cash and investments       $      -     $     -      $ 7,060     $  6,896      $   6,772     $   277    $      -     $  21,005
Accounts receivable
    and other                     -         792        4,899        4,951          5,631       6,826      (1,607)       21,492
Due from affiliates            (232)     71,976         (988)        (763)        (1,066)        116     (14,094)       54,949
Property, plant, contracts
    and equipment, net          265       1,294       27,744       25,508         32,466      29,224     182,455       298,956
Management fee                    -           -            -            -              -           -     63,520        63,520
Goodwill, net                     -           -            -            -              -           -     142,250       142,250
Investments in
    partnerships             36,074      73,455            -            -              -           -    (109,529)            -

                            $36,107    $147,517      $38,715      $36,592        $43,803     $36,443    $262,995      $602,172

Liabilities and Equity:
Accounts payable and
    accrued liabilities     $   369    $  8,557      $   443      $   794       $    652     $   369    $110,784      $121,968
Project loans                     -           -       11,450       10,930         21,386           -           -        43,766
Other debt                        -           -            -            -              -           -      62,706        62,706

Total liabilities               369       8,557       11,893       11,724         22,038         369     173,490       228,440
Guarantors' equity           35,738     138,960       26,822       24,868         21,765       6,074      89,505       373,732

                            $36,107    $147,517      $38,715      $36,592        $43,803     $36,443    $262,995      $602,172

December 31, 1994
(predecessor)
Assets:
Cash and investments       $     (4)    $ (822)     $  6,566    $  6,320      $   8,677      $ 1,034     $     -      $ 21,771
Accounts receivable and
    other                        16      2,001        3,989        4,130          4,097        3,675        (759)       17,299
Due from affiliates              55      5,995            -            -              -            -      (1,942)        4,108
Property, plant and
    equipment, net              123      9,917       30,816       28,319         34,139       33,951           -       137,265
Investments in
    partnerships             33,602     71,428            -            -              -     (105,030)          -

                            $33,942    $88,519      $41,371      $38,769       $46,913       $38,660   $(107,731)     $180,443

Liabilities and equity:
Accounts payable and
    accrued liabilities    $  4,676    $14,907     $    331      $   345      $   1,017    $     432   $       -      $ 21,708
Amounts due affiliate             -          -          158          671            764          349      (1,942)            -
Loans payable                     -          -       14,210       13,564         24,566            -           -        52,340

Total liabilities             4,676     14,907       14,699       14,580         26,347          781      (1,942)       74,048
Guarantors' equity           29,266     73,612       26,672       24,189         20,566       37,879    (105,789)      106,395

                            $33,942    $88,519      $41,371      $38,769       $46,913       $38,660   $(107,731)     $180,443

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 1995, 1994 and 1993 is as follows:

8.  CONDENSED FINANCIAL INFORMATION (Continued)

                         Vulcan                                                        Vulcan        Adjustments/   Combined
                         Power        CEOC         Elmore     Del Ranch    Leathers     BNG          Eliminations   Total
December 31, 1995
(SUCCESSOR)
Revenues                $15,634       $24,121      $19,336     $18,941     $19,101      $20,878      $(30,528)      $87,483
Expenses                  1,547             -       12,866      12,523      14,161        7,974        23,775        72,846

Net income              $14,087       $24,121      $ 6,470    $  6,418     $ 4,940      $12,904      $(54,303)      $14,637

December 31, 1994
(PREDECESSOR)
Revenues                $10,423       $19,290      $17,611     $18,116     $17,538     $18,430       $(25,358)      $76,050
Expenses                  4,901         7,674       12,973      12,908      14,241      10,395         (4,180)       58,912

Net income             $  5,522       $11,616       $4,638     $ 5,208     $ 3,297     $  8,035      $(21,178)      $17,138

December 31, 1993
Revenues               $  8,298       $14,385      $16,689     $16,424     $15,987      $17,079      $(18,805)      $70,057
Expenses                  3,959         5,630       13,662      13,408      13,173       10,986        (3,855)       56,963

Net income             $  4,339      $  8,755     $  3,027     $ 3,016     $ 2,814     $  6,093      $(14,950)      $13,094


9. INCOME TAXES

The provision for income taxes for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

                                         Current                Deferred               Total
                                       ---------              ----------            ----------
Successor:
1995
- --------------------
Federal                                 $ 6,697                $ 2,264               $ 8,961
State                                     3,784                 (1,253)                2,531
                                       ---------               ---------            ----------
Total                                   $10,481                $ 1,011               $11,492
                                       =========               =========             =========
Predecessor:
1994
- --------------------
Federal                                 $ 6,277                 $ 3,314              $ 9,591
State                                     1,108                     585                1,693
                                       ---------               ---------            ----------
Total                                   $ 7,385                 $ 3,899               $11,284
                                       =========               =========            ==========
1993
- --------------------
Federal                                 $ 4,372                 $ 2,773               $ 7,145
State                                       771                     489                 1,260
                                       ---------               ---------             ---------
Total                                   $ 5,143                 $ 3,262               $ 8,405
                                       =========               =========             =========

Deferred tax liabilities and assets at December 31, 1995 and 1994, as calculated in accordance with SFAS 109, consisted of the following:

                                                                1995                   1994
                                                             --------              ----------
                                                          (successor)           (predecessor)
Deferred liabilities:
Depreciation and
 amortization                                                $106,238                 $28,037
Deferred assets:
Tax credits                                                     7,831                  14,530
                                                             --------               ---------
Net deferred tax liability                                   $ 98,407                 $13,507
                                                                =====                   =====

The effective tax rate differs from the federal statutory tax rate due primarily to amortization, depreciation and the realization for income tax purposes of certain tax credits.

                   INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying successor balance sheet of the Salton Sea Royalty Company (the "Company") as of December 31, 1995, and the related successor statements of operations, equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such successor financial statements present fairly, in all material respects, the financial position of the Salton Sea Royalty Company as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 26, 1996


                                  SALTON SEA ROYALTY COMPANY
                                   SUCCESSOR BALANCE SHEET
                                       DECEMBER 31, 1995
                                   (Dollars in Thousands)


ASSETS
Due from affiliates                                         $ 25,110
Royalty stream, net                                           53,744
Goodwill, net                                                 35,912
Prepaid expenses and other assets                              2,575
                                                             -------
                                                            $117,341
                                                             =======

LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                                            $  5,948
Senior secured project note                                      67,882
Deferred income taxes                                            15,460
                                                                -------
    Total liabilities                                            89,290

Commitments and Contingencies (Notes 2,3 and 4)

Equity:
Common stock                                                          -
Additional paid-in capital                                       24,541
Retained earnings                                                 3,510
                                                                -------
    Total equity                                                 28,051
                                                                -------
                                                               $117,341
                                                                =======


The accompanying notes are an integral part of the financial statements.


                              SALTON SEA ROYALTY COMPANY
                          SUCCESSOR STATEMENT OF OPERATIONS
                             YEAR ENDED DECEMBER 31, 1995
                                (Dollars in Thousands)


Revenues:
Royalty income                                                  $28,383

Expenses:
Operating, general and administrative expenses                    6,822
Amortization of royalty stream and goodwill                      11,239
Interest expense                                                  4,757
                                                             ----------
    Total expenses                                               22,818
                                                             ----------
Income before income taxes                                        5,565
Provision for income taxes                                          963
                                                             ----------
Income before minority interest                                   4,602
Minority interest                                                 1,092
                                                             ----------
    Net income                                                 $  3,510
                                                                 ======


The accompanying notes are an integral part of the financial statements.


                               SALTON SEA ROYALTY COMPANY
                              SUCCESSOR STATEMENT OF EQUITY
                               YEAR ENDED DECEMBER 31, 1995
                                  (Dollars in Thousands)

                                                              Common Stock            Additional
                                                              ---------------          Paid-in            Retained
                                                        Shares        Amount           Earnings           Earnings          Total
                                                        ------        -------         ----------          --------         -------
Balance, January 1, 1995                                     -          $   -          $  5,300           $     -         $ 5,300
Net income in 1995 prior to
    acquisition                                              -              -                 -             1,092           1,092

Purchase accounting push-down
    adjustment, net                                          -              -            38,043            (1,092)         36,951
Distributions                                                -              -           (20,501)                -         (20,501)
Contributions                                                -              -             1,699                 -           1,699
Issuance of $.01 par value per
    share common stock                                     100              -                 -                 -               -
Net income                                                   -              -                 -             3,510           3,510
                                                         -----          -----            -------          --------         -------
Balance, December 31, 1995                                 100          $   -           $24,541           $ 3,510          $28,051
                                                         =====          =====            =======          ========         =======

The accompanying notes are an integral part of the financial statements.


                                  SALTON SEA ROYALTY COMPANY
                              SUCCESSOR STATEMENT OF CASH FLOWS
                                 YEAR ENDED DECEMBER 31, 1995
                                    (Dollars in Thousands)


Cash flow from operating activities:
 Net income                                                      $ 3,510
 Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest                                             1,092
     Amortization of royalty stream and goodwill                  11,239
     Deferred income taxes                                        (4,581)
     Changes in assets and liabilities:
     Prepaid expenses and other assets                            (2,575)
     Accrued liabilities                                           5,948
                                                               ----------
Net cash flows from operating activities                          14,633
                                                               ----------
 Net cash flow from investing activities:
 Purchase of Company by CECI, net of cash                        (38,603)
                                                               ----------
Net cash flows from investing activities                         (38,603)
                                                               ----------
Net cash flows from financing activities:
 Proceeds from issuance of debt                                  115,446
 Increase in due from affiliates                                 (25,110)
 Contributions from parent                                         2,634
 Distribution to parent                                          (21,436)
 Loan repayments                                                 (47,564)
                                                               ----------
Net cash flows from financing activities                          23,970
                                                               ----------
Net change in cash                                                     -
Cash at beginning of period                                            -
                                                               ----------
Cash at end of period                                          $       -
                                                               ==========


The accompanying notes are an integral part of the financial statements.

                               SALTON SEA ROYALTY COMPANY
                          NOTES TO SUCCESSOR FINANCIAL STATEMENTS
                     (Columnar Dollars in Footnotes are in Thousands)


1. ORGANIZATION

  Salton Sea Royalty Company (the "Company") is a newly formed single-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Effective February 24, 1995, Magma became a wholly-owned subsidiary of CalEnergy Company, Inc. ("CECI") (see Note 3).

  In June 1995, the Company received an assignment of royalties and certain fees paid by three partnership projects, Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). Magma and its affiliates have a 50% interest in the Partnership Projects. In addition, the Company has received an assignment of certain resource-related royalties and contract assignment royalties payable by the geothermal power plant located in Imperial Valley, California which is owned by an unaffiliated third party (East Mesa, together with the Partnership Projects, the "Projects"). All of the Projects are engaged in the operation of geothermal power plants in the Imperial Valley in Southern California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenues of the Projects. With the exception of royalties from East Mesa, the royalties are senior to debt service and are pari passu with other operating and maintenance expenses of the Projects.

  All of the Projects have executed long-term Interim Standard Offer No. 4 power purchase agreements ("ISO4s") providing for capacity and energy sales to Southern California Edison Company ("Edison"). Each of these agreements provides for fixed price capacity payments for the life of the contract.

  The Projects earn energy payments based on kilowatt hours (kWhs) of energy provided to Edison. During the first 10 years of the agreement, the Projects earn payments for energy as scheduled in the ISO4s. After the 10-year scheduled payment period has expired (1998 for Del Ranch and Elmore; 1999 for Leathers and East Mesa), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1995, Edison's average Avoided Cost of Energy was 2.1 cents per kWh which is substantially below the contract energy prices earned in 1995. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the ISO4s at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under ISO4s could decline significantly after the expiration of the relevant scheduled payment period which would have a direct effect on the related royalty streams.

  As discussed above, all revenues except those derived from East Mesa are from, and all operating expenses are paid by, related parties.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The accompanying statement of operations presents revenues and expenses which have been assigned to the Company under the arrangements described above on the accrual method of accounting. This presentation is a "carve out" of information from Magma and certain of its affiliates. Such revenues, net of related expenses, will serve to guarantee loans from Funding Corporation, a wholly-owned subsidiary of CECI.

  The December 31, 1995 successor financial statements reflect the acquisition of Magma (see Note 3), the resulting push down to the Company of the accounting as a purchase business combination and minority interest for the non-owned periods consisting of 100% for the period January 1-9, 1995 and 49% for the period January 10, 1995--February 23, 1995.


Purchase Accounting

  As a result of the purchase business combination (see Note 3) accounted for on a push down basis by the Company during the year ended December 31, 1995, the royalty stream is stated at fair value.

  The Company's policy is to provide amortization expense beginning upon the commencement of revenue production over the estimated remaining useful life of the identifiable assets.

  The royalty streams have been assigned values separately for each of (1) the remaining portion (1 to 5 years) of their scheduled price periods and
(2) the 20 year avoided cost periods and are amortized separately over such periods using the straight line method.

  Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method.


Income Taxes

  The Company will be included in consolidated income tax returns with its parent and affiliates. Income taxes are provided on a separate return basis in accordance with the requirements of Statement of Financial Accounting Standards No. 109, however, tax obligations of the Company will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.


Fair Values of Financial Instruments

  Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values. Although management uses its best judgement in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the company could realize in a current transaction.


SFAS 121

  On January 1, 1996, the Company intends to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management anticipates that the adoption of SFAS 121 will not have a material effect on the Company's financial statements.


Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. PURCHASE OF MAGMA POWER COMPANY

  On January 10, 1995, CECI acquired approximately 51% of the outstanding shares of common stock of Magma (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CECI through a merger. Magma is engaged in independent power operations similar to those of CECI. The transaction was accounted for as a purchase business combination.

  Unaudited pro forma combined revenue and net income of the Company on a purchase, push down basis of accounting, for the year ended December 31, 1995, as if the acquisition had occurred on January 1, 1994 after giving effect to certain pro forma adjustments related to the acquisition, were $28,383,000 and $3,753,000, respectively, compared to $29,410,000 and
$7,532,000 (pre-tax), respectively, for the year ended December 31, 1994.

  The adjustments which have been made to the net assets of the Company to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Company are as follows (dollars in thousands):

Royalty stream                                             $64,155
Goodwill                                                    36,740
Deferred financing costs                                     1,843
Deferred income taxes                                      (25,341)
Debt                                                       (40,446)
                                                         ----------
    Net increase in assets                                 $36,951
                                                         ==========

4. SENIOR SECURED PROJECT NOTE

    The Company assumed its proportionate share of the secured bank financing incurred in connection with the purchase of Magma (see Note 3). On July 21, 1995, CECI recapitalized Magma and the related Merger Facilities from proceeds received through a $200 million high yield offering and a $475 million investment grade offering of the Salton Sea Funding Corporation. The Company issued a project note in the amount of $75 million payable to Salton Sea Funding Corporation at interest rates ranging from 6.69% to 7.37%, and guaranteed to the extent of available cash flow, the investment grade securities. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Guarantor.

Principal maturities of the senior secured project note are as follows:

        1996                                        $10,946
        1997                                         18,001
        1998                                         15,726
        1999                                          9,396
        2000                                          4,773
        Thereafter                                    9,040
                                                 ----------
                                                    $67,882
                                                     ======

    The estimated fair value of the Senior Secured Project Note was $68,944,000 at December 31, 1995.


5.  Income Taxes

    The provision for income taxes for the year ended December 31, 1995, consisted of the following:

                                     Current                Deferred               Total
                                    ---------             -----------             --------
Federal                               $4,323                $(3,644)                 $679
State                                  1,221                   (937)                  284
                                    ---------             -----------             --------
Total                                 $5,544                $(4,581)                 $963
                                        =====                  ======                =====

    The Company's effective tax rate differs from the statutory federal income tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

    Deferred tax liabilities and assets at December 31, 1995, consisted of the following:

Deferred liabilities:
Depreciation and amortization                                  $20,760
Deferred assets:
Jr. SO4 royalty receivable                                       5,300
                                                            ----------
Net deferred tax liability                                     $15,460
                                                                ======

                    REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholder
Magma Power Company
Omaha, Nebraska

    We have audited the accompanying Predecessor Summaries of Revenues and Related Expenses (the "Predecessor Summaries") of Salton Sea Royalty Company (the "Company") for each of the two years in the period ended December 31, 1994. The Predecessor Summaries are the responsibility of the Company's management. Our responsibility is to express an opinion on these Predecessor Summaries based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Predecessor Summaries are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Predecessor Summaries. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Predecessor Summaries. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying Predecessor Summaries were prepared for inclusion in the Prospectus of Salton Sea Funding Corporation on the basis of presentation as described in Note 2, and are not intended to be a complete presentation of the Company's assets, liabilities, revenues and expenses.

    In our opinion, the Predecessor Summaries referred to above present fairly, in all material respects, the revenues and related expenses described in Notes 1 and 2 of the Company for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                              COOPERS & LYBRAND L.L.P.
                                               San Diego, California

June 19, 1995, except as to the information presented in
Note 4, for which the date is July 21, 1995


                           SALTON SEA ROYALTY COMPANY
            PREDECESSOR SUMMARIES OF REVENUES AND RELATED EXPENSES
                               (Dollars in Thousands)

                                                                                  Year Ended
                                                                                  December 31,
                                                                    ------------------------------
                                                                          1994              1993
                                                                      ---------         ----------
Royalty Income                                                          $29,410            $26,942
Operating expenses                                                       20,753              5,710
                                                                      ---------         ----------
Excess of revenues over expenses                                        $ 8,657            $21,232
                                                                      =========         ==========

The accompanying notes are an integral part of the summaries.

                     SALTON SEA ROYALTY COMPANY
      NOTES TO PREDECESSOR SUMMARIES OF REVENUES AND RELATED EXPENSES


1. ORGANIZATION

    Salton Sea Royalty Company (the "Company") is a newly formed single-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Effective February 24,
1995, Magma became a wholly-owned subsidiary of CalEnergy Company, Inc. ("CECI") (see Note 3).

    In June 1995, the Company received an assignment of royalties and certain fees paid by three partnership projects, Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). Magma and its affiliates have a 50% interest in the Partnership Projects. In addition, the Company has received an assignment of certain resource-related royalties and contract assignment royalties payable by the geothermal power plant located in Imperial Valley, California which is owned by an unaffiliated third party (East Mesa, together with the Partnership Projects, the "Projects"). All of the Projects are engaged in the operation of geothermal power plants in the Imperial Valley in Southern California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenues of the Projects. With the exception of royalties from East Mesa (Note 2), the royalties are senior to debt service and are pari passu with other operating and maintenance expenses of the Projects.

    All of the Projects have executed long-term Interim Standard Offer No. 4 power purchase agreements ("ISO4s") providing for capacity and energy sales to Southern California Edison Company ("Edison"). Each of these agreements provides for fixed price capacity payments for the life of the contract.

    The Projects earn energy payments based on kilowatt hours (kWhs) of energy provided to Edison. During the first 10 years of the agreement, the Projects earn payments for energy as scheduled in their ISO4s. After the 10-year scheduled payment period has expired (1998 for Del Ranch and Elmore; 1999 for Leathers and East Mesa), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1994, Edison's average Avoided Cost of Energy was 2.5 cents per kWh which is substantially below the contract energy prices earned in 1994. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the ISO4s at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under ISO4s could decline significantly after the expiration of the relevant scheduled payment period.

    As discussed above, all revenues except those derived from East Mesa are from or through related parties.


2. BASIS OF PRESENTATION

    The accompanying Predecessor Summaries of Revenues and Related Expenses present predecessor revenues and expenses for the periods indicated which have been assigned to the Company under the arrangements described above on the accrual method of accounting. This presentation is a "carve out" of historical information from Magma and certain of its affiliates. The basis of presentation described herein is not intended to be a complete presentation of the Company's assets, liabilities, revenues and expenses. Such revenues, net of related expenses, will serve to guarantee loans from Salton Sea Funding Corporation, a wholly-owned subsidiary of CECI (see Note
4).

    During 1994, the entire $14,502,000 balance due from junior royalties from East Mesa was written off due to uncertainty as to their collectibility. The write-off was considered necessary due to the inability of the East Mesa plant to convert its construction loans to term loans as had been expected during 1994.The timing of such conversion, which is a prerequisite to the collection of the junior royalties, is uncertain. Revenues related to the East Mesa junior royalties for the years ended December 31, 1994 and 1993 were $3,412,000, and $3,190,000, respectively.


3. PURCHASE OF MAGMA POWER COMPANY (UNAUDITED)

    On January 10, 1995, CECI acquired approximately 51% of the outstanding shares of common stock of Magma (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CECI through a merger. Magma is engaged in independent power operations similar to those of CECI. The transaction was accounted for as a purchase business combination.


4. SENIOR SECURED PROJECT NOTE

    The Company assumed its proportionate share of the secured bank financing incurred in connection with the purchase of Magma (see Note 3). On July 21, 1995, CECI recapitalized Magma and the related Merger Facilities were recapitalized from proceeds received through a $200 million high yield offering and a $475 million investment grade offering by Funding Corporation. The Company issued a project note in the amount of $75 million payable to Salton Sea Funding Corporation with maturities of $7,118,000, $10,946,000, $18,001,000, $15,725,000, $9,396,000, and $13,814,000 in 1995, 1996, 1997,
1998, 1999 and thereafter, respectively, at interest rates ranging from 6.69% to 7.37% and guaranteed, to the extent of available cash flow, the investment grade securities. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Guarantor.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.
                                                             PART III


Item 10.    Directors and Executive Officers of the Registrant

     Set forth below are the current executive officers of the Funding Corporation and the Guarantors and their positions with the Funding Corporation and each of the Guarantors (or general partner thereof):

EXECUTIVE OFFICER                POSITION

David L. Sokol                   Director, Chairman of the Board and Chief
                                 Executive Officer
Thomas R. Mason                  Director, President and Chief Operating Officer
Gregory E. Abel                  Senior Vice President, Controller and Chief
                                 Accounting Officer
Edward F. Bazemore               Vice President, Human Resources
Vincent R. Fesmire               Vice President, Construction
Steven A. McArthur               Director, Senior Vice President, General
                                 Counsel and Secretary
Dale R. Schuster                 Vice President, Administration
John G. Sylvia                   Director, Senior Vice President, Chief
                                 Financial Officer and Treasurer
Jonathan M. Weisgall             Vice President, Legislative & Regulatory
                                 Affairs



     DAVID L. SOKOL, 39. Mr. Sokol has been a director of CalEnergy since March 1991 and is currently the Chairman and Chief Executive Officer of CalEnergy, the Funding Corporation and each Guarantor (or general partner thereof). Mr. Sokol also held the title of President of CalEnergy from April 19, 1993 until January 21, 1995. Mr. Sokol was Chairman, President and Chief Executive
Officer of CalEnergy from February 1991 until January 1992. Mr. Sokol was the President and Chief Operating Officer of, and a director of, JWP, Inc., from January 27, 1992 to October 1, 1992. From November 1990 until February 1991, Mr. Sokol was the President and Chief Executive Officer of Kiewit Energy Company. From 1983 to November 1990, Mr. Sokol was the President and Chief Executive Officer of Ogden Projects, Inc.

     THOMAS R. MASON, 52, President and Chief Operating Officer of California Energy, the Funding Corporation and each Guarantor (or general partner thereof). Mr. Mason joined CalEnergy in March 1991. From October 1989 to March 1991, Mr. Mason was Vice President and General Manager of Kiewit Energy Company. Prior to that Mr. Mason was Director of Marketing for Energy Factors, Inc. (now Sithe Energies U.S.A., Inc.), a non-utility developer of power facilities. Prior to that Mr. Mason was a worldwide Market Manager of power generation for Solar Gas Turbines, a gas turbine manufacturer.

     GREGORY E. ABEL, 33, Senior Vice President, Controller and Chief Accounting Officer of CalEnergy, the Funding Corporation and each Guarantor (or general partner thereof). Mr. Abel joined CalEnergy in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

     EDWARD F. BAZEMORE, 59, Vice President, Human Resources of CalEnergy, the Funding Corporation and each Guarantor (or general partner thereof). Mr. Bazemore joined CalEnergy in July 1991. From 1989 to 1991, he was Vice President, Human Resources, at Ogden Projects, Inc. in New Jersey. Prior to that, Mr. Bazemore was Director of Human Resources for Ricoh Corporation, also in New Jersey. Previously, he was Director of Industrial Relations for Scripto, Inc. in Atlanta, Georgia.

     VINCENT R. FESMIRE, 55, Vice President, Construction of CalEnergy, the Funding Corporation and each Guarantor (or general partner thereof). Mr. Fesmire joined CalEnergy in October 1993. In 1995 Mr. Fesmire's responsibilities were realigned to provide a concentrated focus on the critical construction projects. Prior to joining CalEnergy, Mr. Fesmire was employed for 19 years with Stone & Webster, an engineering firm, serving in various management level capacities with an expertise in geothermal design engineering.

     STEVEN A. McARTHUR, 38, Senior Vice President, General Counsel and Secretary of CalEnergy, the Funding Corporation and each Guarantor (or general partner thereof). Mr. McArthur joined CalEnergy in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

     DALE R. SCHUSTER, 44, Vice President, Administration of CalEnergy, the Funding Corporation and each Guarantor (or general partner thereof). Mr. Schuster joined CalEnergy in July 1994. From 1991 until joining CalEnergy he was Senior Vice President and General Manager of AutoInfo, Inc., a software development and information systems company, and prior to that, Vice President and General Manager of ValCom, Inc.

     JOHN G. SYLVIA, 38, Senior Vice President, Chief Financial Officer and Treasurer of CalEnergy, the Funding Corporation and each Guarantor (or general partner thereof). Mr. Sylvia joined CalEnergy in 1988. From 1985 to 1988, Mr. Sylvia was a Vice President of an international financial institution with responsibility for corporate and capital markets banking. From 1986 to 1990, Mr. Sylvia served as an Adjunct Professor of Applied Economics at the University of San Francisco. From 1982 to 1985, Mr. Sylvia held various corporate finance positions with investment and financial firms.

     JONATHAN M. WEISGALL, 46, Vice President, Legislative and Regulatory Affairs of CalEnergy, the Funding Corporation and each Guarantor (or general partner thereof). Mr. Weisgall joined CalEnergy in May, 1995. Mr. Weisgall was an attorney in private practice with extensive energy and regulatory experience and is Adjunct Professor of Energy Law at Georgetown University Law Center.


Item 11.   EXECUTIVE COMPENSATION

     The Funding Corporation's and the Guarantors' directors and executive officers receive no remuneration for serving in such capacities.


Item 12.        Security Ownership of Certain Beneficial Owners and Management


Description of Capital Stock

     As of December 31, 1995, the authorized capital stock of the Funding Corporation consisted of 1,000 shares of common stock, par value $.01 per share (the "Common Stock"), of which 100 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 1995, there was one holder of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

     The Funding Corporation does not expect in the foreseeable future to pay any dividends on the Common Stock. The Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.


Principal Holders

     Since the formation of the Funding Corporation in June 1995, all of the outstanding shares of Common Stock have been owned by Magma. Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors. CalEnergy owns all of the capital stock of Magma. CalEnergy's common stock is publicly traded on the New York, Pacific and London Stock Exchanges, and approximately 34% of the common stock is beneficially owned, through indirect subsidiaries, by Kiewit.


Item 13.        Certain Relationships and Related Transactions

Other Relationships and Related Transactions

     The Salton Sea Projects' and the Partnership Projects' geothermal power plants are owned (100% and 50%, respectively), administered and operated by Magma or subsidiaries of Magma. Geothermal fluid supplying these facilities is provided from Magma's (or a subsidiary's) geothermal resource holdings in the SSKGRA.

     In providing rights to geothermal resources and/or geothermal fluids, administering and operating the geothermal power plants, and disposing of solids from these facilities, Magma (directly and through subsidiaries) receives certain royalties, cost reimbursements and fees for its services and the rights it provides. See the financial statements attached hereto.

     The Funding Corporation believes that the transactions with related parties described above, taking into consideration all of the respective terms and conditions of each of the relevant contracts and agreements, are at least as favorable to the Guarantors as those which could have been obtained from unrelated parties in arms' length negotiations.


Relationship of the Funding Corporation and the Guarantors to Magma and California Energy

     The Funding Corporation is a wholly owned direct subsidiary of Magma organized for the sole purpose of acting as issuer of the Securities. The Funding Corporation is restricted, pursuant to the terms of the Indenture, to acting as issuer of the Securities and other indebtedness as permitted under the Indenture, making loans to the Guarantors pursuant to the Credit Agreements, and transactions related thereto. The Funding Corporation and each of the Guarantors (and, in the case of SSBP and SSPG, the general partners thereof) have been organized and are operated as legal entities separate and apart from CalEnergy, Magma and any other Affiliates of CalEnergy or Magma, and, accordingly, the assets of the Funding Corporation and the Guarantors (and, in the case of SSBP and SSPG, the general partners thereof) will not be generally available to satisfy the obligations of CalEnergy, Magma or any other Affiliates of CalEnergy or Magma; provided, however, that unrestricted cash of the Funding Corporation and the Guarantors or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CalEnergy, Magma or Affiliates thereof.


                               PART IV


Item 14.        Exhibits, Financial Statements Schedule and Reports on Form 8-K

     (a)        Financial Statements and Schedules

                (i)       Financial Statements

                (ii)      Financial Statement Schedules


                          Financial Statement Schedules are not included because they are not required or the information required is included in the Financial Statements and related foot-notes.

     (b)        Reports on Form 8-K

                None.

     (c)        Exhibits

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

     For the purposes of complying with the amendments to the rules governing Form S-4 effective July 13, 1990 under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's currently effective Registration Statements on Form S-4.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

  (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

                                               Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 8, 1996.

                          SALTON SEA FUNDING CORPORATION


                          By:  /s/ David L. Sokol

                          David L. Sokol
                          Director, Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly cased this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.


Signature                    Title                                             Date

 /s/ David L. Sokol          Director, Chairman of the Board of                April 8, 1996
David L. Sokol               Directors and Chief Executive
                             Officer (Principal Executive Officer)

 /s/ John G. Sylvia          Director, Senior Vice President,                  April 8, 1996
John G. Sylvia               Chief Financial Officer and Treasurer
                             (Principal Financial Officer)

 /s/ Gregory E. Abel         Senior Vice President, Controller and             April 8, 1996
Gregory E. Abel              Chief Accounting Officer (Principal
                             Accounting Officer)

 /s/ Thomas R. Mason         Director, President and Chief Operating           April 8, 1996
Thomas R. Mason              Officer

 /s/ Steven A. McArthur      Director, Senior Vice President, General          April 8, 1996
Steven A. McArthur           Counsel and Secretary


                                       Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 8, 1996.

                                 SALTON SEA BRINE PROCESSING L.P.


                                 By:  /s/ David L. Sokol

                                 David L. Sokol
                                 Director, Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly cased this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.


Signature                                    Title                                                                      Date
 /s/ David L. Sokol                          Director, Chairman of the Board of                                     April 8, 1996
David L. Sokol                               Directors and Chief Executive
                                             Officer (Principal Executive Officer)

 /s/ John G. Sylvia                          Director, Senior Vice President,                                       April 8, 1996
John G. Sylvia                               Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)

 /s/ Gregory E. Abel                         Senior Vice President, Controller and
Gregory E. Abel                              Chief Accounting Officer (Principal
                                             Accounting Officer)

 /s/ Thomas R. Mason                         Director, President and Chief Operating                                April 8, 1996
Thomas R. Mason                              Officer

 /s/ Steven A. McArthur                      Director, Senior Vice President, General                               April 8, 1996
Steven A. McArthur                           Counsel and Secretary

                                                            Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 8, 1996.

                                   SALTON SEA POWER GENERATION L.P.


                                   By:  /s/ David L. Sokol

                                   David L. Sokol
                                   Director, Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly cased this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.


Signature                                    Title                                                                      Date

 /s/ David L. Sokol                          Director, Chairman of the Board of                                     April 8, 1996
David L. Sokol                               Directors and Chief Executive
                                             Officer (Principal Executive Officer)

 /s/ John G. Sylvia                          Director, Senior Vice President,                                       April 8, 1996
John G. Sylvia                               Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)

 /s/ Gregory E. Abel                         Senior Vice President, Controller and
Gregory E. Abel                              Chief Accounting Officer (Principal
                                             Accounting Officer)

 /s/ Thomas R. Mason                         Director, President and Chief Operating                                April 8, 1996
Thomas R. Mason                              Officer

 /s/ Steven A. McArthur                      Director, Senior Vice President, General                               April 8, 1996
Steven A. McArthur                           Counsel and Secretary

                                                            Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 8, 1996.


                                   FISH LAKE POWER COMPANY


                                   By:  /s/ David L. Sokol

                                   David L. Sokol
                                   Director, Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly cased this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.


Signature                                    Title                                                                      Date

 /s/ David L. Sokol                          Director, Chairman of the Board of                                     April 8, 1996
David L. Sokol                               Directors and Chief Executive
                                             Officer (Principal Executive Officer)

 /s/ John G. Sylvia                          Director, Senior Vice President,                                       April 8, 1996
John G. Sylvia                               Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)

 /s/ Gregory E. Abel                         Senior Vice President, Controller and
Gregory E. Abel                              Chief Accounting Officer (Principal
                                             Accounting Officer)

 /s/ Thomas R. Mason                         Director, President and Chief Operating                                April 8, 1996
Thomas R. Mason                              Officer

 /s/ Steven A. McArthur                      Director, Senior Vice President, General                               April 8, 1996
Steven A. McArthur                           Counsel and Secretary


                                                            Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 8, 1996.

                                   VULCAN POWER COMPANY


                                   By:  /s/ David L. Sokol

                                   David L. Sokol
                                   Director, Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly cased this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                    Title                                                                      Date

 /s/ David L. Sokol                          Director, Chairman of the Board of                                     April 8, 1996
David L. Sokol                               Directors and Chief Executive
                                             Officer (Principal Executive Officer)

 /s/ John G. Sylvia                          Director, Senior Vice President,                                       April 8, 1996
John G. Sylvia                               Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)

 /s/ Gregory E. Abel                         Senior Vice President, Controller and
Gregory E. Abel                              Chief Accounting Officer (Principal
                                             Accounting Officer)

 /s/ Thomas R. Mason                         Director, President and Chief Operating                                April 8, 1996
Thomas R. Mason                              Officer

 /s/ Steven A. McArthur                      Director, Senior Vice President, General                               April 8, 1996
Steven A. McArthur                           Counsel and Secretary


                                                            Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 8, 1996.

                                   CALENERGY OPERATING COMPANY


                                   By:  /s/ David L. Sokol

                                   David L. Sokol
                                   Director, Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly cased this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.



Signature                                    Title                                                                      Date

 /s/ David L. Sokol                          Director, Chairman of the Board of                                     April 8, 1996
David L. Sokol                               Directors and Chief Executive
                                             Officer (Principal Executive Officer)

 /s/ John G. Sylvia                          Director, Senior Vice President,                                       April 8, 1996
John G. Sylvia                               Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)

 /s/ Gregory E. Abel                         Senior Vice President, Controller and
Gregory E. Abel                              Chief Accounting Officer (Principal
                                             Accounting Officer)

 /s/ Thomas R. Mason                         Director, President and Chief Operating                                April 8, 1996
Thomas R. Mason                              Officer

 /s/ Steven A. McArthur                      Director, Senior Vice President, General                               April 8, 1996
Steven A. McArthur                           Counsel and Secretary


                                                            Signatures

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 8, 1996.

                                SALTON SEA ROYALTY COMPANY


                                By:  /s/ David L. Sokol

                                David L. Sokol
                                Director, Chairman of the Board of Directors and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly cased this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.


Signature                                    Title                                                                      Date

 /s/ David L. Sokol                          Director, Chairman of the Board of                                     April 8, 1996
David L. Sokol                               Directors and Chief Executive
                                             Officer (Principal Executive Officer)

 /s/ John G. Sylvia                          Director, Senior Vice President,                                       April 8, 1996
John G. Sylvia                               Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)

 /s/ Gregory E. Abel                         Senior Vice President, Controller and
Gregory E. Abel                              Chief Accounting Officer (Principal
                                             Accounting Officer)

 /s/ Thomas R. Mason                         Director, President and Chief Operating                                April 8, 1996
Thomas R. Mason                              Officer

 /s/ Steven A. McArthur                      Director, Senior Vice President, General                               April 8, 1996
Steven A. McArthur                           Counsel and Secretary


                                                         INDEX TO EXHIBITS

Exhibit No.                                           Description of Exhibit

3.1 Articles of Incorporation of the Funding Corporation (incorporated by reference to Exhibit 3.1 to the Funding Corporation Registration Statement on Form S-4 dated August 9, 1995, 33-95538 ("Form S-4")).

3.2 By-laws of the Funding Corporation (incorporated by reference to Exhibit 3.2 to the Funding Corporation Form S-4).

3.3       Limited Partnership Agreement of SSBP (incorporated by reference to
          Exhibit 3.3 to the Funding Corporation Form S-4).

3.4       Limited Partnership Agreement of SSPG (incorporated by reference to
          Exhibit 3.4 to the Funding Corporation Form S-4).

3.5       Articles of Incorporation of Fish Lake (incorporated by reference to
          Exhibit 3.5 to the Funding Corporation Form S-4).

3.6 By-laws of Fish Lake (incorporated by reference to Exhibit 3.6 to the Funding Corporation Form S-4).

3.7       Articles of Incorporation of VPC (incorporated by reference to Exhibit
          3.7 to the Funding Corporation Form S-4).

3.8 By-laws of VPC (incorporated by reference to Exhibit 3.8 to the Funding Corporation Form S-4).

3.9 Articles of Incorporation of CEOC (incorporated by reference to Exhibit 3.9 to the Funding Corporation Form S-4).

3.10 By-laws of CEOC (incorporated by reference to Exhibit 3.10 to the Funding Corporation Form S-4).

3.11 Articles of Incorporation of the Royalty Guarantor (incorporated by reference to Exhibit 3.11 to the Funding Corporation Form S-4).

3.12      By-laws of the Royalty Guarantor (incorporated by reference to Exhibit
          3.12 to the Funding Corporation Form S-4).

4.1(a)
          Indenture, dated as of July 21, 1995, between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(a) to the Funding Corporation Form S-4).

4.1(b)
          First Supplemental Indenture, dated as of October 18, 1995, between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(b) to the Funding Corporation Form S-4).

4.2 Salton Sea Secured Guarantee, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.2 to the Funding Corporation Form S-4).

4.3 Partnership Guarantors Secured Limited Guarantee, dated as of July 21, 1995, by CEOC and VPC in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.3 to the Funding Corporation Form S-4).

4.4 Royalty Guarantor Secured Limited Guarantee, dated as of July 21, 1995, by the Royalty Guarantor in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.4 to the Funding Corporation Form S-4).

4.5 Exchange and Registration Rights Agreement, dated July 21, 1995, by and among CS First Boston Corporation, Lehman Brothers Inc. and the Funding Corporation (incorporated by reference to Exhibit 4.5 to the Funding Corporation Form S-4).

4.6 Collateral Agency and Intercreditor Agreement, dated as of July 21, 1995, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6 to the Funding Corporation Form S-4).

4.7 Stock Pledge Agreement, dated as of July 21, 1995, by Magma Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.7 to the Funding Corporation Form S-4).

4.8 Purchase Agreement, dated July 18, 1995, by and among CS First Boston Corporation, Lehman Brothers Inc., the Guarantors and the Funding Corporation (incorporated by reference to Exhibit 4.8 to the Funding Corporation Form S-4).

4.9 Support Letter, dated as of July 21, 1995, by and among Magma Power Company, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.9 to the Funding Corporation Form S-4).

4.10 Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of July 21, 1995, by and among the Funding Corporation, certain banks and Credit Suisse, as agent (incorporated by reference to Exhibit 4.10 to the Funding Corporation Form S-4).

4.11 Revolving Credit Agreement, dated as of July 21, 1995, by and among Credit Suisse and the Funding Corporation (incorporated by reference to Exhibit 4.11 to the Funding Corporation Form S-4).

4.12 Salton Sea Credit Agreement, dated July 21, 1995, by and among SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 4.12 to the Funding Corporation Form S-4).

4.13 Salton Sea Project Note, dated July 21, 1995, by SSBP, SSPG and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13 to the Funding Corporation Form S-4).

4.14 Deposit and Disbursement Agreement, dated as of July 21, 1995, by and among the Funding Corporation, Chemical Trust Company of California and the Guarantors (incorporated by reference to Exhibit 4.14 to the Funding Corporation Form S-4).

4.15 Partnership Interest Pledge Agreement, dated as of July 21, 1995, by Magma Power Company and Salton Sea Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.15 to the Funding Corporation Form S-4).

4.16 Partnership Interest Pledge Agreement, dated as of July 21, 1995, by SSBP and Salton Sea Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.16 to the Funding Corporation Form S-4).

4.17 Stock Pledge Agreement (Pledge of Stock of Fish Lake by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.17 to the Funding Corporation Form S-4).

4.18 Cost Overrun Commitment, dated as of July 21, 1995, between CalEnergy, SSPG, SSBP and Fish Lake (incorporated by reference to Exhibit 4.18 to the Funding Corporation Form S-4).

4.19 Partnership Guarantors Credit Agreement, dated July 21, 1995, by and among CEOC, VPC and the Funding Corporation (incorporated by reference to Exhibit 4.19 to the Funding Corporation Form S-4).

4.20 Partnership Guarantors Security Agreement and Assignment of Rights, dated as of July 21, 1995, by CEOC and VPC in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.20 to the Funding Corporation Form S-4).

4.21 Stock Pledge Agreement (Pledge of Stock of CEOC by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.21 to the Funding
          Corporation Form S-4).

4.22 Stock Pledge Agreement (Pledge of Stock of VPC by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.22 to the Funding Corporation Form S-4).

4.23 Royalty Guarantor Credit Agreement, among the Royalty Guarantor and the Funding Corporation, dated as of July 21, 1995 (incorporated by reference to Exhibit 4.23 to the Funding Corporation Form S-4).

4.24 Royalty Project Note, dated as of July 21, 1995, by the Royalty Guarantor in favor of the Funding Corporation (incorporated by reference to Exhibit 4.24 to the Funding Corporation Form S-4).

4.25 Royalty Security Agreement and Assignment of Revenues, dated as of July 21, 1995, by the Royalty Guarantor in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.25 to the Funding Corporation Form S-4).

4.26 Royalty Deed of Trust, dated as of July 21, 1995, by the Royalty Guarantor to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.26 to the Funding Corporation Form S-4).

4.27 Stock Pledge Agreement (Pledge of Stock of Royalty Guarantor by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.27 to the Funding Corporation Form S-4).

4.28 Collateral Assignment of the Imperial Irrigation District Agreements, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.28 to the Funding Corporation Form S-4).

4.29 Collateral Assignments of Certain Salton Sea Agreements, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.29 to the Funding Corporation Form S-4).

4.30 Debt Service Reserve Letter of Credit by Credit Suisse in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.30 to the Funding Corporation Form S-4).

4.31 Partnership Project Note, dated July 21, 1995, by VPC and CEOC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31 to the Funding Corporation Form S-4).

4.32 Certificate of Amendment of Certificate of Incorporation dated as of March 26, 1996.

10.1 Salton Sea Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.1 to the Funding Corporation Form S-4) .

10.2 Collateral Assignment of Southern California Edison Company Agreements, dated as of July 21, 1995, by SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.2 to the Funding Corporation Form S-4).

10.3 Contract for the Purchase and Sale of Electric Power from the Salton Sea Geothermal Facility, dated May 9, 1987 (the "Unit 1 Power Purchase Agreement"), between Southern California Edison Company and Earth
          Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Funding Corporation Form S-4).

10.4 Amendment No. 1 to the Unit 1 Power Purchase Agreement, dated as of March 30, 1993, between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.4 to the Funding Corporation Form S-4).

10.5 Amendment No. 2 to Unit 1 Power Purchase Agreement, dated November 29, 1994, between Southern California Edison Company and SSPG (incorporated by reference to Exhibit 10.5 to the Funding Corporation Form S-4).

10.6 Contract for the Purchase and Sale of Electric Power, dated April 16, 1985 (the "Unit 2 Power Purchase Agreement"), between Southern California Edison Company and Westmoreland Geothermal Associates (incorporated by reference to Exhibit 10.6 to the Funding Corporation Form S-4).

10.7 Amendment No. 1 to Unit 2 Power Purchase Agreement, dated as of December 18, 1987, between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.7 to the Funding Corporation Form S-4).

10.8 Power Purchase Contract, dated April 16, 1985 (the "Unit 3 Power Purchase Agreement"), between Southern California Edison Company and Union Oil Company of California (incorporated by reference to Exhibit
          10.8 to the Funding Corporation Form S-4).

10.9 Power Purchase Contract (the "Unit 4 Power Purchase Agreement"), dated November 29, 1994, between Southern California Edison Company, SSPG and Fish Lake (incorporated by reference to Exhibit 10.9 to the Funding Corporation Form S-4).

10.10 Plant Connection Agreement (Unit 2), dated October 3, 1989, between the Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.10 to the Funding Corporation Form S-4).

10.11 Plant Connection Agreement, dated August 2, 1988 (Unit 3), between the Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.11 to the Funding Corporation Form S-4).

10.12 Imperial Irrigation District Funding and Construction Agreements as amended (Units 2 and 3), dated as of June 29, 1987, among the Imperial Irrigation District, Earth Energy, Inc., Chevron Geothermal Company of California, Geo East Mesa No. 3, Inc., Magma Power Company, Desert Power Company, Geo East Mesa No. 2, Inc., Heber Geothermal Company, Ormesa Geothermal, Ormesa Geothermal II, Vulcan/BN Geothermal Power Company, Union Oil Company of California, Del Ranch L.P., Elmore L.P., Leathers L.P., Geo East Mesa Limited Partnership and Imperial Resource Recovery Associates, L.P. (incorporated by reference to Exhibit 10.12 to the Funding Corporation Form S-4).

10.13 Transmission Service Agreement, dated as of October 3, 1989 (Unit 2), between the Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.13 to the Funding Corporation Form S-4).

10.14 Transmission Service Agreement, dated as of August 2, 1988 (Unit 3), between the Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.14 to the Funding Corporation Form S-4).

10.15 Plant Connection Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.15 to the Funding Corporation Form S-4).

10.16 Letter Agreement, dated February 2, 1995, between Magma Power Company and the Imperial Irrigation District (incorporated by reference to Exhibit 10.16 to the Funding Corporation Form S-4).

10.17 Transmission Service Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.17 to the Funding Corporation Form S-4).

10.18 Transmission Line Construction Agreement (Unit 4), dated July 14, 1995, between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.18 to the Funding Corporation Form S-4).

10.19 Funding Agreement, dated June 15, 1988 (Unit 2), between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.19 to the Funding Corporation Form S-4).

10.20 Second Amended and Restated Administrative Services Agreement, by and among CEOC, SSBP, SSPG and Fish Lake, dated as of July 15, 1995 (incorporated by reference to Exhibit 10.20 to the Funding Corporation Form S-4).

10.21 Second Amended and Restated Operating and Maintenance Agreement, dated as of July 15, 1995, by and among Magma Power Company, SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 10.21 to the Funding Corporation Form S-4).

27.0      Financial Data Schedule.