Form 10-Q
period 1996-04-13
SALTON SEA FUNDING CORP
filed 1996-05-14
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

             Annual Report Pursuant to Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1995
                Commission File No.

                      SALTON SEA FUNDING CORPORATION
          (Exact name of registrant as specified in its charter)

                                47-0790493
                               (IRS Employer
                            Identification No.)

      Salton Sea Brine Processing L.P.   California     33-0601721
      Salton Sea Power Generation L.P.   California     33-0567411
      Fish Lake Power Company            Delaware       33-0453364
      Vulcan Power Company               Nevada         95-3992087
      CalEnergy Operating Company        Delaware       33-0268085
      Salton Sea Royalty Company         Delaware       47-0790492
      (Exact name of Registrants         (State or other(I.R.S. Employer
      as specified in their charters)    jurisdiction ofIdentification No.)
                                         incorporation or
                                         organization)

       302 S. 36th Street, Suite 400-A, Omaha, NE     68131
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


                      SALTON SEA FUNDING CORPORATION

                                 Form 10-Q

                              March 31, 1996
                               _____________

                              C O N T E N T S

                      PART I:  FINANCIAL INFORMATION           Page

Item 1. Financial Statements

SALTON SEA FUNDING CORPORATION

Report of Independent Accountants . . . . . . . . . . . . . . . .4

Balance Sheets, March 31, 1996
   and December 31, 1995. . . . . . . . . . . . . . . . . . . . .5

Statement of Operations for the Three
   Months Ended March 31, 1996. . . . . . . . . . . . . . . . . .6

Statement of Cash Flows for the
   Three Months Ended March 31, 1996. . . . . . . . . . . . . . .7

Notes to Financial Statements . . . . . . . . . . . . . . . . . .8

SALTON SEA GUARANTORS

Report of Independent Accountants . . . . . . . . . . . . . . . .9

Combined Balance Sheets, March 31, 1996
   and December 31, 1995. . . . . . . . . . . . . . . . . . . . .10

Combined Statements of Operations for the Three
   Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . .11

Combined Statements of Cash Flows for the
   Three Months Ended March 31, 1996 and 1995 . . . . . . . . . .12

Notes to Combined Financial Statements. . . . . . . . . . . . . .13

PARTNERSHIP GUARANTORS

Report of Independent Accountants . . . . . . . . . . . . . . . .15

Combined Balance Sheets, March 31, 1996
   and December 31, 1995. . . . . . . . . . . . . . . . . . . . .16

Combined Statements of Operations for the Three
   Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . .17

Combined Statements of Cash Flows for the
   Three Months Ended March 31, 1996 and 1995 . . . . . . . . . .18

Notes to Combined Financial Statements. . . . . . . . . . . . . .19

SALTON SEA ROYALTY COMPANY

Report of Independent Accountants . . . . . . . . . . . . . . . .21
Balance Sheets, March 31, 1996
   and December 31, 1995. . . . . . . . . . . . . . . . . . . . .22

Statements of Operations for the Three
   Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . .23

Statements of Cash Flows for the
   Three Months Ended March 31, 1996 and 1995 . . . . . . . . . .24

Notes to Financial Statements . . . . . . . . . . . . . . . . . .25

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . . . .26


                        PART II:  OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . .30
Item 2. Changes in Securities . . . . . . . . . . . . . . . . . .30
Item 3. Defaults on Senior Securities . . . . . . . . . . . . . .30
Item 4. Submission of Matters to a Vote of
        Security Holders. . . . . . . . . . . . . . . . . . . . .30
Item 5. Other Information . . . . . . . . . . . . . . . . . . . .30
Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .30

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .31


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of March 31, 1996, and the related statements of operations and cash flows for the three-month period ended March 31, 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Salton Sea Funding Corporation as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the period from June 20, 1995 (inception date) through December 31, 1995 (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
April 25, 1996


                      SALTON SEA FUNDING CORPORATION

                              BALANCE SHEETS
                          (Dollars in Thousands)


                                              March 31,    December 31,
                                                1996           1995
                                             ----------    ------------
                                            (unaudited)
ASSETS
Cash                                           $ 10,130        $  4,393
Restricted cash and short-term investments       44,216          57,256
Prepaid expenses and other assets                10,945           3,070
Notes receivables from affiliates               452,088         452,088
Investment in 1% of net assets of
   Guarantors                                     5,914           5,714
                                                -------         -------
                                               $523,293        $522,521
                                                =======         =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                            $ 10,831       $   3,889
Due to affiliates                                52,800          59,594
Senior secured notes and bonds                  452,088         452,088
                                                -------         -------
   Total liabilities                            515,719         515,571

Stockholder's equity:
Common stock--authorized 1,000
   shares, par value $.01 per share;
   issued and outstanding 100 shares                  -               -
Additional paid-in capital                        5,554           5,443
Retained earnings                                 2,020           1,507
                                                -------         -------
   Total stockholder's equity                     7,574           6,950
                                                -------         -------
                                               $523,293        $522,521
                                                =======         =======

The accompanying notes are an integral part of the financial statements.

                      SALTON SEA FUNDING CORPORATION

                         STATEMENT OF OPERATIONS
                        FOR THE THREE MONTHS ENDED
                              MARCH 31, 1996
                          (Dollars in Thousands)
                                (Unaudited)


Revenues:

Interest income                                  $8,953
Equity in earnings of Guarantors                     88
                                                 ------
                                                  9,041
Expenses:

General and administrative expenses                 181
Interest expense                                  7,990
                                                 ------
Total expenses                                    8,171
                                                 ------
Income before income taxes                          870
Provision for income taxes                          357
                                                 ------
   Net income                                    $  513
                                                 ======

The accompanying notes are an integral part of the financial statements.

                      SALTON SEA FUNDING CORPORATION

                         STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                              MARCH 31, 1996
                          (Dollars in Thousands)
                                (Unaudited)

Cash flows from operating activities:
   Net income                                               $    513
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Equity in earnings of guarantors                              (88)
   Changes in assets and liabilities:
     Prepaid expenses and other assets                        (7,875)
     Accrued liabilities                                       6,942
                                                             --------
   Net cash flows from operating activities                     (508)
                                                             --------
Cash flows from investing activities:
   Restricted cash                                            13,040
                                                             --------
   Net cash flows from investing activities                   13,040
                                                             --------
Cash flows from financing activities:
   Due to affiliates                                          (6,795)
                                                             --------
   Net cash flows from financing activities                   (6,795)
                                                             --------
   Net change in cash                                          5,737
   Cash at the beginning of period                             4,393
                                                             --------
   Cash at the end of period                                $ 10,130
                                                             ========
Non-cash investing and financing activities:
   Adjustments resulting from capital transactions
     of Guarantors                                          $    112
                                                             ========

The accompanying notes are an integral part of the financial statements.

                      SALTON SEA FUNDING CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                              (in thousands)
                           _____________________

1.   General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and cash flows for the three months ended March 31, 1996.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of $475 million of senior secured notes and bonds

2.   Other Footnote Information:

Reference is made to the most recently issued annual report on Form 10-K that included information necessary or useful to the understanding of the Funding Corporation's business and financial statement presentations. In particular, the significant accounting policies and practices were presented as Note 2 to the Funding Corporation financial statements included in that filing.


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of March 31, 1996, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Guarantors' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such combined financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Salton Sea Guarantors as of December 31, 1995, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
April 25, 1996


                           SALTON SEA GUARANTORS

                          COMBINED BALANCE SHEETS
                          (Dollars in Thousands)

                                                March 31,    December 31,
                                                  1996          1995
                                                ---------    ------------
                                              (unaudited)
ASSETS
Cash                                            $       -      $     454
Accounts receivable                                16,245         10,436
Prepaid expenses and other assets                  17,853         20,129
Property, plant, contracts and equipment, net     445,554        417,287
Goodwill, net                                      51,768         52,094
                                                 --------        --------
                                                 $531,420       $500,400
                                                 ========        ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
   Accounts payable                              $    841      $     939
   Accrued liabilities                             12,137          4,043
   Due to affiliates                               22,482          4,319
   Senior secured project note                    321,500        321,500
                                                 --------        --------
   Total liabilities                              356,960        330,801

Total Guarantors' equity                          174,460        169,599
                                                 --------        --------
                                                 $531,420       $500,400
                                                 ========        ========


The accompanying notes are an integral part of the combined financial statements.

                          SALTON SEA GUARANTORS

                    COMBINED STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)



                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                     1996    1995
                                                  --------  -------
                                                     (unaudited)
Revenues:
Sales of electricity                              $16,221   $15,611
Interest and other income                              68       316
                                                   ------    ------
                                                   16,289    15,927
                                                   ------    ------

Expenses:
Operating, general and
   administrative expenses                          5,789     5,804
Depreciation and amortization                       2,682     3,043
Interest expense                                    6,257     4,256
Less capitalized interest                          (3,300)        -
                                                   ------    ------
     Total expenses                                11,428    13,103
                                                   ------    ------
Income before minority interest                     4,861     2,824
Minority interest                                       -     1,393
                                                   ------    ------
Net income                                        $ 4,861   $ 1,431
                                                   ======    ======

The accompanying notes are an integral part of the combined financial statements.

                          SALTON SEA GUARANTORS

                    COMBINED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                     Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1996        1995
                                                     --------     -------
                                                          (unaudited)
Cash flows from operating activities:
 Net income                                         $  4,861    $  1,431
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Minority interest                                     -       1,393
     Depreciation and amortization                     2,682       3,043
     Changes in assets and liabilities:
      Accounts receivable                             (5,809)        106
      Prepaid expenses and other assets                2,276      (4,758)
      Due to (from) affiliates                        18,163       2,241
      Accounts payable and accrued liabilities         7,996       2,105
                                                    ---------   ---------
Net cash flows from operating activities              30,169       5,561
                                                    ---------   ---------
Cash flows from investing activities:
 Purchase of Guarantors by CalEnergy,
   net of cash                                             -    (167,240)
 Capital expenditures                                (30,623)    (16,380)
 Net increase in marketable securities                     -       4,988
 Restricted cash                                           -       2,501
                                                    ---------   ---------
Net cash flows from investing activities             (30,623)   (176,131)
                                                    ---------   ---------
Cash flows from financing activities:
 Repayments on loans payable                               -     (12,536)
 Loan proceeds                                             -     179,640
 Contributions from parent                                 -      11,776
 Distributions to parent                                   -      (5,000)
                                                    ---------   ---------
Net cash flows from financing activities                   -     173,880
                                                    ---------   ---------
Net change in cash                                      (454)      3,310
Cash at beginning of period                              454           -
                                                    ---------   ---------
Cash at end of period                               $      -    $  3,310
                                                    =========   =========


The accompanying notes are an integral part of the combined financial statements.

                           SALTON SEA GUARANTORS

                  NOTES TO COMBINED FINANCIAL STATEMENTS
                              (in thousands)
                           ____________________


1.   General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1995 financial statements and supporting footnote disclosures have been reclassified to conform to the 1996 presentation. Such reclassification did not impact previously reported net income or retained earnings.

2.   Other Footnote Information:

Reference is made to the Salton Sea Funding Corporation's most recently issued annual report on Form 10-K that included information necessary or useful to the understanding of the Guarantors' business and financial statement presentations. In particular, the Guarantors' significant accounting policies and practices were presented as Note 2 to the Guarantors' combined financial statements included in that filing.

3.   Property, Plant, Contracts and Equipment:

Property, plant, contracts and equipment consisted of the following:

                                                 March 31,   December 31,
                                                   1996          1995
                                                 ---------   ------------
Plant and equipment                              $174,030       $173,509
Salton Sea Unit 4                                 137,119        108,632
Power sale agreements                              64,609         64,609
Mineral extraction                                 61,680         60,577
Exploration and development costs                  18,305         17,793
                                                  --------       --------
                                                  455,743        425,120
Less accumulated depreciation and amortization    (10,189)        (7,833)
                                                  --------       --------
                                                 $445,554       $417,287
                                                  ========       ========

                           SALTON SEA GUARANTORS

                  NOTES TO COMBINED FINANCIAL STATEMENTS
                              (in thousands)
                           ____________________


4.   Purchase of Magma Power Company:

On January 10, 1995, CalEnergy Company, Inc. acquired approximately 51% of outstanding shares of common stock of Magma Power Company (the "Magma Common Stock") through a cash tender offer and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CECI through a merger. The transaction was accounted for as a purchase business combination.

Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the quarter ended March 31, 1995, as if the acquisition had occurred at the beginning of the quarter after giving effect to certain pro forma adjustments related to the acquisition were $15,927 and $1,765 respectively.


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 1996, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Guarantors' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such combined financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Partnership Guarantors as of December 31, 1995, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
April 25, 1996


                          PARTNERSHIP GUARANTORS

                          COMBINED BALANCE SHEETS
                          (Dollars in Thousands)


                                                March 31,    December 31,
                                                  1996          1995
                                                ---------    ------------
                                              (unaudited)
ASSETS
Cash                                            $  11,042        $ 11,146
Restricted cash and short-term investments         10,576           9,859
Accounts receivable                                 9,615          11,841
Due from affiliates                                55,863          54,949
Prepaid expenses and other assets                  12,077           9,651
Property, plant, contracts and equipment, net     299,210         298,956
Management fee                                     64,098          63,520
Goodwill, net                                     141,359         142,250
                                                 --------        --------
                                                 $603,840        $602,172
                                                 ========        ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                $   3,167       $   3,566
Accrued liabilities                                 8,560          19,995
Loans payable                                      38,633          43,766
Senior secured project note                        62,706          62,706
Deferred income taxes                              97,396          98,407
                                                 --------        --------
Total liabilities                                 210,462         228,440

Guarantors' equity:
Common Stock                                            3               3
Additional paid-in capital                        375,593         359,092
Retained earnings                                  17,782          14,637
                                                 --------        --------
Total Guarantors' equity                          393,378         373,732
                                                 --------        --------
                                                 $603,840        $602,172
                                                 ========        ========


The accompanying notes are an integral part of the combined financial statements.


                          PARTNERSHIP GUARANTORS

                    COMBINED STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)



                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                     1996    1995
                                                  --------  -------
                                                     (unaudited)
Revenues:
Sales of electricity                              $15,159   $16,717
Interest and other income                           2,220     1,316
                                                   -------   ------
                                                   17,379    18,033
Cost and expenses:
Operating and administrative costs                  7,612     7,602
Depreciation and amortization                       4,373     2,438
Interest expense                                    2,007     3,209
Less capitalized interest                          (2,007)        -
                                                   -------   ------
     Total expenses                                11,985    13,249
                                                   -------   ------
Income before income taxes                          5,394     4,784
Provision for income taxes                          2,249     1,885
                                                   -------   ------
Income before minority interest                     3,145     2,899
Minority interest                                       -     1,427
                                                   -------   ------
Net income                                        $ 3,145   $ 1,472
                                                   =======   ======

The accompanying notes are an integral part of the combined financial statements.


                          PARTNERSHIP GUARANTORS

                    COMBINED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)


                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                       1996        1995
                                                    ---------    --------
                                                         (unaudited)
Cash flows from operating activities:
 Net income                                         $  3,145    $  1,472
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Minority interest                                     -       1,427
     Depreciation and amortization                     4,373       2,438
     Changes in assets and liabilities:
       Accounts receivable                             2,226       4,355
       Amount due from affiliates                       (914)      3,264
       Prepaid expenses and other assets              (3,004)      1,066
       Accounts payable and accrued liabilities      (12,845)      2,365
       Other, net                                          -      (8,966)
                                                     --------   ---------
Net cash flows from operating activities              (7,019)      7,421
                                                     --------   ---------
Cash flows from investing activities:
 Purchase of Guarantors by CalEnergy,
   net of cash                                             -    (116,290)
 Capital expenditures                                 (3,736)     (1,051)
 Net decrease in marketable securities                     -       4,729
 Restricted cash                                        (717)       (133)
                                                     --------   ---------
Net cash flows from investing activities              (4,453)   (112,745)
                                                     --------   ---------
Cash flows from financing activities:
 Repayments on loans payable                          (5,133)     (4,437)
 Loan proceeds                                             -     127,773
 Contributions from parent                            16,501           -
 Distributions to parent                                   -      (9,850)
                                                     --------   ---------
Net cash flows from financing activities              11,368     113,486
                                                     --------   ---------
Net change in cash                                      (104)      8,162
Cash at beginning of period                           11,146           -
                                                     --------   ---------
Cash at end of period                              $  11,042    $  8,162
                                                    =========   =========

The accompanying notes are an integral part of the combined financial statements.

                          PARTNERSHIP GUARANTORS

                       NOTES TO FINANCIAL STATEMENTS
                              (in thousands)
                           ____________________


1.   General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1995 financial statements and supporting footnote disclosures have been reclassified to conform to the 1996 presentation. Such reclassification did not impact previously reported net income or retained earnings.

2.   Other Footnote Information:

Reference is made to the Salton Sea Funding Corporation's most recently issued annual report on Form 10-K that included information necessary or useful to the understanding of the Guarantors' business and financial statement presentations. In particular, the Guarantors' significant accounting policies and practices were presented as Note 2 to the Guarantors' combined financial statements included in that filing.

3.   Property, Plant, Contracts and Equipment:

Property, plant, contracts and equipment consisted of the following:


                                                  March 31,  December 31,
                                                    1996        1995
                                                  ---------  ------------
Plant and equipment                              $  58,489      $ 58,532
Power sale agreements                               44,966        44,966
Process license                                     46,290        46,290
Mineral extraction                                 114,357       112,350
Exploration and development costs                   55,221        53,449
                                                  ---------   -----------
                                                   319,323       315,587
Less accumulated depreciation and amortization     (20,113)      (16,631)
                                                  ---------   -----------
                                                  $299,210      $298,956
                                                  =========   ===========

                          PARTNERSHIP GUARANTORS

                       NOTES TO FINANCIAL STATEMENTS
                              (in thousands)
                           ____________________


4.     Purchase of Magma Power Company

On January 10, 1995, CalEnergy Company, Inc. ("CECI") acquired approximately 51% of the outstanding shares of common stock of Magma Power Company (the "Magma Common Stock") through a cash tender offer and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CECI through a merger. The transaction was accounted for as a purchase business combination.

Unaudited proforma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the quarter ended March 31, 1995, as if the acquisition had occurred at the beginning of the quarter after giving effect to certain pro forma adjustments related to the acquisition were $18,033 and $2,312, respectively.

5.   Subsequent Event

On April 17, 1996 CalEnergy Company, Inc. (CalEnergy) completed the acquisition of Edison Mission Energy's partnership interests in the Vulcan, Hoch (Del Ranch), Leathers and Elmore geothermal operating facilities. Magma Power Company, a wholly-owned subsidiary of CalEnergy, operates these facilities and owns the remaining 50% interest in these facilities of which 40% of this interest related to Del Ranch, Leathers and Elmore and 50% of this interest related to Vulcan is assigned to the Partnership Guarantors. This acquisition by CalEnergy will not effect the Partnership Guarantors' combined financial statements.


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of March 31, 1996, and the related statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Salton Sea Royalty Company as of December 31, 1995, and the related statements of operations, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
April 25, 1996


                        SALTON SEA ROYALTY COMPANY

                              BALANCE SHEETS
                          (Dollars in Thousands)


                                              March 31,   December 31,
                                                1996         1995
                                              ---------   ------------
                                            (unaudited)
ASSETS
Due from affiliates                             $24,985     $  25,110
Royalty stream, net                              51,401        53,744
Goodwill, net                                    35,685        35,912
Prepaid expenses and other assets                 2,353         2,575
                                               --------       --------
                                               $114,424      $117,341
                                               ========       ========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                            $  8,593     $   5,948
Senior secured project note                      67,882        67,882
Deferred income taxes                            14,429        15,460
                                               --------       --------
   Total liabilities                             90,904        89,290

Equity:
Common stock                                          -             -
Additional paid-in capital                       19,182        24,541
Retained earnings                                 4,338         3,510
                                               --------       --------
Total equity                                     23,520        28,051
                                               --------       --------
                                               $114,424      $117,341
                                               ========       ========


The accompanying notes are an integral part of the combined financial statements.


                        SALTON SEA ROYALTY COMPANY

                         STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)



                                                 Three Months Ended
                                                       March 31,
                                                 ------------------
                                                     1996    1995
                                                  --------  -------
                                                      (unaudited)
Revenues:
Royalty income                                      $6,941   $6,751

Expenses:
Operating, general and
   administrative expenses                           1,707    1,594
Amortization of royalty stream
   and goodwill                                      2,570    1,232
Interest expense                                     1,358    1,540
                                                     -----    -----
     Total expenses                                  5,635    4,366
                                                     -----    -----
Income before income taxes                           1,306    2,385
Provision for income taxes                             478      830
                                                     -----    -----
Income before minority interest                        828    1,555
Minority interest                                        -    1,092
                                                     -----    -----
Net income                                          $  828   $  463
                                                     =====    =====


The accompanying notes are an integral part of the combined financial statements.

                        SALTON SEA ROYALTY COMPANY

                         STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                       1996        1995
                                                    ---------    --------
                                                         (unaudited)
Cash flows from operating activities:
 Net income                                           $  828       $ 463
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Minority interest                                     -       1,092
     Amortization of royalty stream and goodwill       2,570       1,232
     Changes in assets and liabilities:
     Prepaid expenses and other assets                   222           -
     Accrued liabilities                               1,614      (1,413)
                                                    ---------   ---------
Net cash flows from operating activities               5,234       1,374
                                                    ---------   ---------
Net cash flows from investing activities:
Purchase of Company by CECI, net of cash                   -     (79,239)
                                                    ---------   ---------
Net cash flows from investing activities                   -     (79,239)
                                                    ---------   ---------
Net cash flows from investing activities:
 Proceeds from issuance of debt                            -      83,022
 Increase in due from affiliates                         125           -
 Distribution to parent                               (5,359)     (5,157)
                                                    ---------   ---------
Net cash flows from financing activities              (5,234)     77,865
                                                    ---------   ---------
Net change in cash                                         -           -
Cash at beginning of period                                -           -
                                                    ---------   ---------
Cash at end of period                               $      -     $     -
                                                    =========   =========

The accompanying notes are an integral part of the combined financial statements.

                        SALTON SEA ROYALTY COMPANY

                       NOTES TO FINANCIAL STATEMENTS
                              (in thousands)
                           ____________________


1.   General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1995 financial statements and supporting footnote disclosures have been reclassified to conform to the 1996 presentation. Such reclassification did not impact previously reported net income or retained earnings.

2.   Other Footnote Information:

Reference is made to the Salton Sea Funding Corporation's most recently issued annual report on Form 10-K that included information necessary or useful to the understanding of the Guarantor's business and financial statement presentations. In particular, the Guarantor's significant accounting policies and practices were presented as Note 2 to the Company's financial statements included in that report.

3.     Purchase of Magma Power Company

On January 10, 1995, CalEnergy Company, Inc. ("CECI") acquired approximately 51% of the outstanding shares of common stock of Magma Power Company (the "Magma Common Stock") through a cash tender offer and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CECI through a merger. The transaction was accounted for as a purchase business combination.

Unaudited proforma combined revenue and net income of the Company on a purchase, push down basis of accounting, for the quarter ended March 31, 1995, as if the acquisition had occurred at the beginning of the quarter after giving effect to certain pro forma adjustments related to the acquisition were $6,751 and $824, respectively.


                    THE SALTON SEA FUNDING CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (in thousands, except per kwh data)
                     _________________________________


Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Funding Corporation's and Guarantor's financial condition and results of operations during the periods included in the accompanying statements of operations.

Funding Corporation was organized for the sole purpose of acting as issuer of $475 million of senior secured notes and bonds (the "Securities"). The Securities are payable from the proceeds of payments made of principal and interest on the senior secured project notes by the Guarantors, as defined, to the Funding Corporation. The Securities are guaranteed on a joint and several basis by the Guarantors. The guarantees of the Partnership Guarantors and Salton Sea Royalty Company are limited to available cash flow. The Funding Corporation does not conduct any operations apart from the Securities.

The Partnership Projects sell all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the projects and Southern California Edison ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity bonus payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and are significantly higher in the months of June through September. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

The fixed price periods of the Partnership Project SO4 Agreements extend until February 1996, December 1998, December 1998, and December 1999 for each of the Vulcan, Hoch (Del Ranch), Elmore and Leathers Partnerships, respectively,

The Partnership Project's SO4 Agreements provide for rates ranging from 12.7 cents per kWh in 1996 to 15.6 cents per kWh in 1999.

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The initial contract capacity and contract nameplate are each 10 MW. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Unit 1 was 4.99 cents per kWh during 1995. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30-year modified SO4 Agreements. The contract capacities and contract nameplates are 15 MW and 20 MW for Salton Sea II and 47.5 MW and
49.8 MW for Salton Sea III, respectively. The contracts require Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first


                    THE SALTON SEA FUNDING CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (in thousands, except per kwh data)
                     _________________________________


Results of Operations:  (continued)

ten year period, which period expires April 4, 2000 for Salton Sea II and February 13, 1999 for Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity for the period April 1, 1994 through March 31, 2004.

For the year ended December 31, 1995, Edison's average Avoided Cost of Energy was 2.1 cents per kWh which is substantially below the contract energy prices earned for the three months ended March 31, 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially form year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under such Agreements could decline significantly after the expiration of the respective scheduled payment periods.

The following data includes the combined Operating Capacity Factors and electricity production of Salton Sea Units I, II and III:


                                           Three Months Ended
                                                 March 31,
                                         -----------------------
                                             1996         1995
                                          --------       -------
Operating Capacity Factor                    89.6%         86.8%
Contract Capacity (NMW)                      79.8          79.8
kWh Produced (in thousands)               156,200       149,600

The following data includes combined Operating Capacity Factors and electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                           Three Months Ended
                                                 March 31,
                                         -----------------------
                                             1996         1995
                                          --------       -------
Operating Capacity Factor                    97.6%        102.3%
Contract Capacity (NMW)                     148.0         140.0
kWh Produced (in thousands)               315,600       327,100

The Salton Sea Guarantors' sales of electricity increased to $16,221 for the three months ended March 31, 1996 from $15,611 for the same period of 1995. This 3.9% increase was due primarily to a 4.4% increase in electric kWh sales to 156.2 million kWh from 149.6 million kWh.

The Partnership Guarantors' sales of electricity decreased to $15,159 for the three months ended March 31, 1996 from $16,717 for the same period in 1994.


                    THE SALTON SEA FUNDING CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (in thousands, except per kwh data)
                     _________________________________


Results of Operations:  (continued)

This 9.3% decrease was due primarily to a 3.5% decrease in electric kWh sales to 315.6 million kWh from 327.1 million kWh and a decreased price per kWh for the Vulcan project as a result of the expiration of the scheduled price period.

The Royalty Guarantor revenue increased to $6,941 for the three months ended March 31, 1996 from $6,751 for the same period last year. This 2.5% increase was due primarily to higher energy sales at Del Ranch, Elmore and Leathers during the three months ended March 31, 1996 compared to the same period of 1995.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $5,789, for the three months ended March 31, 1996 from $5,804 for the same period in 1995.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $7,612 for the three months ended March 31, 1996 from $7,602 for the same period in 1995.

The Royalty Guarantors' operating expenses increased to $1,707 for the three months ended March 31, 1996 from $1,594 for the same period in 1995, a 7.1% increase. This increase was due to a scheduled increase in third party lessor royalties related to the increase in the Partnership Projects' sales of electricity.

The Salton Sea Guarantors' depreciation and amortization decreased to $2,682 for the three months ended March 31, 1996 from $3,043 for the same period of 1995. This 11.9% decrease was due primarily to the allocation of purchase accounting which related to the first quarter 1995 acquisition of Magma.

The Partnership Guarantors' depreciation and amortization increased to $4,373 for the three month ended March 31, 1996 from $2,438 for the same period in 1995. This 79.4% increase was due primarily to the allocation of purchase accounting which related to the first quarter 1995 acquisition of Magma.

The Royalty Guarantors' amortization increased to $2,570 for the three months ended March 31, 1996 from to $1,232 for the same period of 1995. This 108.6% increase was due primarily to the allocation of purchase accounting which related to the first quarter 1995 acquisition of Magma.

The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $2,957 for the three months ended March 31, 1996 from $4,256 for the same period in 1995. The 30.5% decrease was due primarily to the capitalization of interest to projects under construction and development partially off set by increased indebtedness from the issuance of the senior secured project notes.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $0 for the three months ended March 31, 1996 from $3,209 for the same period in 1995. The decrease is a result of reduced indebtedness and capitalization of interest to projects under development.

The Royalty Guarantors' interest expense decreased to $1,358 for the three months ended March 31, 1996 from $1,540 from the same period in 1995. The decrease is a result of reduced indebtedness.

                    THE SALTON SEA FUNDING CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (in thousands, except per kwh data)
                     _________________________________


Results of Operations:  (continued)

The Salton Sea Guarantors are comprised of partnerships and one company which has a partial interest in the Salton Sea expansion. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision increased to $2,249 for the three months ended March 31, 1996 from $1,885 for the same period in 1995. This 19.3% increase was primarily due to a 12.8% increase in income before income taxes. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $478 for the three months ended March 31, 1996 compared to $830 for the same period in 1995. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

The Salton Sea Funding Corporation's net income for the three months ended March 31, 1996 was $526 which primarily represented interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors. The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of $475 million of senior secured notes and bonds.

The Salton Sea Guarantors' net income increased to $4,861 for the three months ended March 31, 1996 compared to $1,431 for the same period of 1994.

The Partnership Guarantors' net income increased to $3,145 for the three months ended March 31, 1996 compared to $1,472 for the same period of 1994.

The Royalty Guarantors' net income increased to $828 for the three months ended March 31, 1996 compared to $463 for the same period of 1994.

Liquidity and Capital Resources

The Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than interest earned on funds on deposit. The Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison. The Partnership Guarantors' also receive Royalties pursuant to resource lease agreements with the Partnership Projects and the East Mesa Project. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

The Salton Sea Guarantors commenced construction of an additional 40 net MW electric generating facility (the "Salton Sea Expansion") in 1995 pursuant to an amended and restated 30 year power purchase agreement with Edison. The Salton Sea Expansion has a target completion date of mid year 1996 and an estimated capital construction cost of $135,000. As of March 31, 1996, the Salton Sea Guarantors have invested $91,209 in the Salton Sea Expansion. Funding Corporation Cash of $54,347 is available to the Salton Sea Guarantors for the Salton Sea Expansion.

                      SALTON SEA FUNDING CORPORATION

                        PART II - OTHER INFORMATION


Item 1 - Legal proceedings.

      The Salton Sea Funding Corporation is not a party to any material legal matters.

Item 2 - Changes in Securities.

      The Salton Sea Funding Corporation exchanged (i) $232,750,000 aggregate principal amount of Series A Senior Secured Notes for an equal principal amount of New Series A Securities, (ii) $133,000,000 aggregate principal amount of Series B Secured Bonds for an equal principal amount of New Series B Securities, and (iii) $109,250,000 aggregate principal amount of Series C Senior Secured Bonds, for an equal principal amount of New Series C Securities. The Series A Senior Secured Notes, the Series B Senior Secured Bonds, and the Series C Senior Secured Bonds are sometimes referred to herein as the "Old Securities", and the New Series A Securities, New Series B Securities, and the New Series C Securities are sometimes referred to herein as the "New Securities". The New Securities are obligations of the Salton Sea Funding Corporation evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that (i) the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and
(ii) the New Securities will not provide for any increase in the interest rate thereon.

The Salton Sea Funding Corporation received no proceeds from the exchange pursuant to the Exchange Offer.

Item 3 - Default on Senior Securities.

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5 - Other Information.

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

         Exhibit 27 - Financial Data Schedule

      (b)   Report on Form 8-K:

         Not applicable.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SALTON SEA FUNDING CORPORATION

                                    /s/ John G. Sylvia
Date:  May 14, 1996
                                        John G. Sylvia
                                        Senior Vice President and
                                        Chief Financial Officer


                                    /s/ Gregory E. Abel

                                        Gregory E. Abel
                                        Senior Vice President, Controller
                                        and Chief Accounting Officer


EXHIBIT INDEX

Exhibit                                                                  Page
  No.                                                                     No.

  27     Financial Data Schedule                                          33