Form 10-Q
period 1996-08-14
SALTON SEA FUNDING CORP
filed 1996-08-14
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

           Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1996
              Commission File No.        33-95538

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

     100 shares of Common Stock were outstanding on June 30, 1996.


                    SALTON SEA FUNDING CORPORATION

                               Form 10-Q

                             June 30, 1996
                             _____________

                            C O N T E N T S


                    PART I:  FINANCIAL INFORMATION


Item 1.   Financial Statements                                  Page

SALTON SEA FUNDING CORPORATION

Independent Accountants Report                                     4

Balance Sheets, June 30, 1996
  and December 31, 1995                                            5

Statements of Operations for the Three and
  Six Months Ended June 30, 1996                                   6

Statement of Cash Flows for the
  Six Months Ended June 30, 1996                                   7

Notes to Financial Statements                                      8

SALTON SEA GUARANTORS

Independent Accountants Report                                     9

Combined Balance Sheets, June 30, 1996
  and December 31, 1995                                           10

Combined Statements of Operations for the Three
  and Six Months Ended June 30, 1996 and 1995                     11

Combined Statements of Cash Flows for the
  Six Months Ended June 30, 1996 and 1995                         12

Notes to Combined Financial Statements                            13



PARTNERSHIP GUARANTORS

Independent Accountants Report                                    15

Combined Balance Sheets, June 30, 1996
  and December 31, 1995                                           16

Combined Statements of Operations for the Three
  and Six Months Ended June 30, 1996 and 1995                     17

Combined Statements of Cash Flows for the
  Six Months Ended June 30, 1996 and 1995                         18

Notes to Combined Financial Statements                            19

SALTON SEA ROYALTY COMPANY

Independent Accountants Report                                    22

Balance Sheets, June 30, 1996
  and December 31, 1995                                           23

Statements of Operations for the Three and
  Six Months Ended June 30, 1996 and 1995                         24

Statements of Cash Flows for the
  Six Months Ended June 30, 1996 and 1995                         25

Notes to Financial Statements                                     26

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           27


                      PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                       36
Item 2.   Changes in Securities                                   36
Item 3.   Defaults on Senior Securities                           36
Item 4.   Submission of Matters to a Vote of
          Security Holders                                        36
Item 5.   Other Information                                       37
Item 6.   Exhibits and Reports on Form 8-K                        37

Signatures                                                        38



INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of June 30, 1996, and the related statements of operations for the three and six month periods ended June 30, 1996 and cash flows for the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Omaha, Nebraska
July 17, 1996


                    SALTON SEA FUNDING CORPORATION

                            BALANCE SHEETS
                        (Dollars in Thousands)



                                           June 30,     December 31,
                                             1996           1995
                                          ----------    ------------
                                         (unaudited)
ASSETS
Cash                                        $ 29,040        $  4,393
Restricted cash and short-term
  investments                                 19,450          57,256
Prepaid expenses and other assets              2,651           3,070
Notes receivables from affiliates            563,035         452,088
Investment in 1% of net assets of
  Guarantors                                   6,504           5,714
                                             -------         -------
                                            $620,680        $522,521
                                             =======         =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                         $  2,616       $   3,889
Due to affiliates                             46,500          59,594
Senior secured notes and bonds               563,035         452,088
                                             -------         -------
  Total liabilities                          612,151         515,571

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares                -               -
Additional paid-in capital                     5,999           5,443
Retained earnings                              2,530           1,507
                                             -------         -------
  Total stockholder's equity                   8,529           6,950
                                             -------         -------
                                            $620,680        $522,521
                                             =======         =======

The accompanying notes are an integral part of these financial statements.


                    SALTON SEA FUNDING CORPORATION
                       STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED
                             June 30, 1996
                        (Dollars in Thousands)
                              (Unaudited)




                                        Three Months      Six Months
                                            Ended           Ended
Revenues:                               ------------      ----------

Interest income                             $8,707          $17,660
Equity in earnings of Guarantors               146              234
                                            ------          -------
                                             8,853           17,894
Expenses:

General and administrative expenses             45              226
Interest expense                             7,943           15,933
                                            ------          -------
Total expenses                               7,988           16,159
                                            ------          -------
Income before income taxes                     865            1,735
Provision for income taxes                     355              712
                                            ------          -------
  Net income                                $  510          $ 1,023
                                            ======          =======

The accompanying notes are an integral part of these financial statements.


                    SALTON SEA FUNDING CORPORATION
                       STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED
                             June 30, 1996
                        (Dollars in Thousands)
                              (Unaudited)



Cash flows from operating activities:
  Net income                                               $  1,023
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Equity in earnings of guarantors                             (234)
  Changes in assets and liabilities:
    Prepaid expenses and other assets                           419
    Accrued liabilities                                      (1,273)
                                                            --------
  Net cash flows from operating activities                      (65)
                                                            --------
Cash flows from investing activities:
  Restricted cash                                            37,806
                                                            --------
  Net cash flows from investing activities                   37,806
                                                            --------
Cash flows from financing activities:
  Due to affiliates                                         (13,094)
                                                            --------
  Net cash flows from financing activities                  (13,094)
                                                            --------
  Net change in cash                                         24,647
  Cash at the beginning of period                             4,393
                                                            --------
  Cash at the end of period                                $ 29,040
                                                            ========
Non-cash investing and financing activities:
  Adjustments resulting from capital transactions
    of Guarantors                                          $    556
                                                            ========

The accompanying notes are an integral part of these financial statements.


                    SALTON SEA FUNDING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                            (in thousands)
                         _____________________


1.  General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and cash flows for the six months ended June 30, 1996.

The results of operations for the three and six months ended June
30, 1996 are not necessarily indicative of the results to be expected for the full year.

The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

2.  Other Footnote Information:

Reference is made to the Funding Corporation's most recently issued annual report on Form 10-K that included information necessary or useful to the understanding of the Funding Corporation's business and financial statement presentations. In particular, the significant accounting policies and practices were presented as Note 2 to the Funding Corporation financial statements included in that filing.

3.  Debt Offering:

On June 20, 1996, the Funding Corporation issued $135,000 of Senior Secured Notes and Bonds, consisting of $70,000, 7.02% Senior Secured Series D Notes, due May 30, 2000, and $65,000, 8.30% Senior Secured Series E Bonds, due May 30, 2011, with maturities of $25,850, $32,000, $22,728, $5,500, $1,000 and $47,922 for 1997, 1998, 1999,
2000, 2001 and thereafter, respectively.



INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of June 30, 1996, and the related combined statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Guarantors' management.

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



DELOITTE & TOUCHE LLP

Omaha, Nebraska
July 17, 1996


                         SALTON SEA GUARANTORS

                        COMBINED BALANCE SHEETS
                        (Dollars in Thousands)


                                           June 30,     December 31,
                                             1996          1995
                                           ---------    ------------
                                         (unaudited)
ASSETS
Cash                                       $     398      $     454
Accounts receivable                           15,825         10,436
Prepaid expenses and other assets             21,252         20,129
Property, plant, contracts and
  equipment, net                             464,483        417,287
Goodwill, net                                 51,442         52,094
                                            --------        --------
                                            $553,400       $500,400
                                            ========        ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
  Accounts payable                          $    643      $     939
  Accrued liabilities                          6,461          4,043
  Due to affiliates                           54,590          4,319
  Senior secured project note                310,670        321,500
                                            --------        --------
  Total liabilities                          372,364        330,801

Total Guarantors' equity                     181,036        169,599
                                            --------        --------
                                            $553,400       $500,400
                                            ========        ========

The accompanying notes are an integral part of these financial statements.


                        SALTON SEA GUARANTORS

                  COMBINED STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)




                              Three Months Ended     Six Months Ended
                                    June 30              June 30
                              ------------------    -----------------
                                1996      1995       1996      1995
                              --------   -------    -------   -------
Revenues:

Sales of electricity          $19,012   $16,472    $35,233   $32,083
Interest and other income          60        93        128       409
                              --------  --------   --------  -------
   Total revenues              19,072    16,565     35,361    32,492
                              --------  --------   --------  --------
Expenses:

Operating, general and
   and administration           5,937     7,179     11,726    12,983
Depreciation and
   amortization                 3,204     3,357      5,886     6,400
Interest expense                6,262     8,434     12,519    12,690
Less capitalized interest      (2,907)   (3,419)    (6,207)   (3,419)
                              --------  --------   --------  --------
   Total expenses              12,496    15,551     23,924    28,654
                              --------  --------   --------  --------

Income before minority
   interest                     6,576     1,014     11,437     3,838
Minority interest                   -         -          -     1,393
                              --------  --------   --------  --------
Net income                    $ 6,576   $ 1,014    $11,437   $ 2,445
                              ========  ========   ========  ========

The accompanying notes are an integral part of these financial statements.


                        SALTON SEA GUARANTORS

                  COMBINED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                                   Six Months Ended
                                                        June 30,
                                                  ------------------
                                                    1996      1995
                                                  --------   -------
Cash flows from operating activities:
 Net income                                       $11,437  $  2,445
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Minority interest                                   -     1,393
    Depreciation and amortization                   5,886     6,400
    Changes in assets and liabilities:
     Accounts receivable                           (5,389)   (7,919)
     Prepaid expenses and other assets             (1,123)   (8,561)
     Due to (from) affiliates                      50,271       399
     Accounts payable and accrued
      liabilities                                   2,122     2,984
                                                  -------- ---------
Net cash flows from operating activities           63,204    (2,859)
                                                  -------- ---------
Cash flows from investing activities:
 Purchase of Guarantors by CalEnergy,
  net of cash                                           -  (167,240)
 Capital expenditures                             (52,430)  (24,967)
 Net increase in marketable securities                  -     4,988
 Restricted cash                                        -     2,501
                                                  -------- ---------
Net cash flows from investing activities          (52,430) (184,718)
                                                  -------- ---------
Cash flows from financing activities:
 Repayments on loans payable                      (10,830)  (15,410)
 Loan proceeds                                          -   179,640
 Contributions from parent                              -    29,091
 Distributions to parent                                -    (5,000)
                                                  -------- ---------
Net cash flows from financing activities          (10,830)  188,321
                                                  -------- ---------
Net change in cash                                    (56)      744
Cash at beginning of period                           454         -
                                                  -------- ---------
Cash at end of period                             $   398  $    744
                                                  ======== =========

The accompanying notes are an integral part of these financial statements.

                         SALTON SEA GUARANTORS

                NOTES TO COMBINED FINANCIAL STATEMENTS
                            (in thousands)
                         ____________________


1.  General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

The results of operations for the three and six months ended June
30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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


                         SALTON SEA GUARANTORS

                NOTES TO COMBINED FINANCIAL STATEMENTS
                            (in thousands)
                         ____________________


3.  Property, Plant, Contracts and Equipment:

Property, plant, contracts and equipment consisted of the following:

                                          June 30,      December 31,
                                            1996            1995
                                          ---------     ------------
Plant and equipment                       $174,622         $173,509
Salton Sea Unit 4                          156,464          108,632
Power sale agreements                       64,609           64,609
Mineral extraction                          62,817           60,577
Exploration and development costs           19,038           17,793
                                           --------         --------
                                           477,550          425,120
Less accumulated depreciation
  and amortization                         (13,067)          (7,833)
                                           --------         --------
                                          $464,483         $417,287
                                           ========         ========


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

Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the six months ended June 30, 1995, as if the acquisition had occurred at the beginning of the period after giving effect to certain pro forma adjustments related to the acquisition were $32,492 and $2,779 respectively.



INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of June 30, 1996, and the related combined statements of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Guarantors' management.

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



DELOITTE & TOUCHE LLP

Omaha, Nebraska
July 17, 1996


                        PARTNERSHIP GUARANTORS

                        COMBINED BALANCE SHEETS
                        (Dollars in Thousands)


                                            June 30,     December 31,
                                              1996          1995
                                            ---------    ------------
                                          (unaudited)
ASSETS
Cash                                        $      26        $ 11,146
Restricted cash and short-term
  investments                                       -           9,859
Accounts receivable                            26,040          11,841
Due from affiliates                            91,100          54,949
Prepaid expenses and other assets              20,811           9,651
Property, plant, contracts and
  equipment, net                              374,969         298,956
Management fee                                 65,021          63,520
Goodwill, net                                 140,468         142,250
                                             --------        --------
                                             $718,435        $602,172
                                             ========        ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                            $   5,222       $   3,566
Accrued liabilities                            13,357          19,995
Loans payable                                       -          43,766
Senior secured project notes                  189,955          62,706
Deferred income taxes                         102,481          98,407
                                             --------        --------
Total liabilities                             311,015         228,440

Guarantors' equity:
Common Stock                                        3               3
Additional paid-in capital                    382,680         359,092
Retained earnings                              24,737          14,637
                                             --------        --------
Total Guarantors' equity                      407,420         373,732
                                             --------        --------
                                             $718,435        $602,172
                                             ========        ========

The accompanying notes are an integral part of these financial statements.


                        PARTNERSHIP GUARANTORS

                  COMBINED STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                             (Unaudited)



                              Three Months Ended     Six Months Ended
                                    June 30              June 30
                              ------------------    -----------------
                                1996      1995       1996      1995
                              --------   -------    -------   -------
Revenues:

Sales of electricity          $36,996    $19,372   $52,155    $36,089
Interest and other income       1,929      1,354     4,149      2,670
                              --------   -------   --------   -------
   Total revenues              38,925     20,726    56,304     38,759
                              --------   -------   --------   -------
Expenses:

Operating, general and
   and administration          16,798      7,857    24,410     15,459
Depreciation and
   amortization                 9,916      2,815    14,289      5,253
Interest expense                3,255      4,186     5,262      7,395
Less capitalized interest      (2,462)         -    (4,469)         -
                              --------   -------   --------   -------
   Total expenses              27,507     14,858    39,492     28,107
                              --------   -------   --------   -------
Income before income taxes     11,418      5,868    16,812     10,652
Provision for income taxes      4,463      2,355     6,712      4,240
                              --------   -------   --------   -------
Income before minority
   interest                     6,955      3,513    10,100      6,412
Minority interest                   -          -         -      1,427
                              --------   -------   --------   -------
Net income                    $ 6,955    $ 3,513   $10,100    $ 4,985
                              ========   =======   ========   =======

The accompanying notes are an integral part of these financial statements.


                        PARTNERSHIP GUARANTORS

                  COMBINED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                             (Unaudited)


                                                  Six Months Ended
                                                       June 30,
                                                ---------------------
                                                    1996       1995
                                                 ---------   --------
Cash flows from operating activities:
 Net income                                      $ 10,100   $  4,985
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Minority interest                                   -      1,427
    Depreciation and amortization                  14,289      5,253
    Changes in assets and liabilities:
      Accounts receivable                             278     (3,633)
      Amount due from affiliates                  (37,071)    (3,027)
      Prepaid expenses and other assets            (3,841)    (2,361)
      Accounts payable and accrued
       liabilities                                 (7,260)     9,327
      Other, net                                        -       (334)
                                                  --------  ---------
Net cash flows from operating activities          (23,505)    11,637
                                                  --------  ---------
Cash flows from investing activities:
 Purchase of Guarantors by CalEnergy,
  net of cash                                           -   (116,290)
 Capital expenditures                             (11,434)    (1,977)
 Net decrease in marketable securities                  -      7,457
 Restricted cash                                   23,085       (170)
                                                  --------  ---------
Net cash flows from investing activities           11,651   (110,980)
                                                  --------  ---------
Cash flows from financing activities:
 Repayments on loans payable                      (99,809)    (6,417)
 Loan proceeds                                    135,000    127,773
 Distributions to parent                          (34,457)   (10,555)
                                                  --------  ---------
Net cash flows from financing activities              734    110,801
                                                  --------  ---------
Net change in cash                                (11,120)    11,458
Cash at beginning of period                        11,146          -
                                                  --------  ---------
Cash at end of period                            $     26   $ 11,458
                                                 =========  =========

During 1996, CalEnergy Company, Inc. contributed $71,000 of net assets acquired from Mission Edison, of which $12,956 was cash, to the Partnership Guarantors.

The accompanying notes are an integral part of these financial statements.


                        PARTNERSHIP GUARANTORS

                     NOTES TO FINANCIAL STATEMENTS
                            (in thousands)
                         ____________________


1.  General:

In the opinion of management of the Partnership Guarantors (the
"Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

The results of operations for the three and six months ended June
30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

                        PARTNERSHIP GUARANTORS

                     NOTES TO FINANCIAL STATEMENTS
                            (in thousands)
                         ____________________


3.  Property, Plant, Contracts and Equipment:

Property, plant, contracts and equipment consisted of the following:

                                            June 30,     December 31,
                                              1996          1995
                                            --------     ------------
Plant and equipment                       $  62,429         $ 58,532
Power sale agreements                       122,829           44,966
Process license                              46,290           46,290
Mineral extraction                          116,819          112,350
Exploration and development costs            55,740           53,449
                                           ---------      -----------
                                            404,107          315,587
Less accumulated depreciation
  and amortization                          (29,138)         (16,631)
                                           ---------      -----------
                                           $374,969         $298,956
                                           =========      ===========

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

5.  Purchase of Edison Mission Energy's Partnership Interests

On April 17, 1996 CalEnergy Company, Inc. (CalEnergy) completed the indirect acquisition of Edison Mission Energy's partnership interests in the Vulcan, Hoch (Del Ranch), Leathers and Elmore geothermal operating facilities. Magma Power Company, a wholly-owned subsidiary of CalEnergy, currently operates these facilities and directly or indirectly owns 100% of the interest in these facilities. Magma's direct ownership interest related to Del Ranch, Leathers, Elmore and to Vulcan is assigned to the Partnership Guarantors.


                        PARTNERSHIP GUARANTORS

                     NOTES TO FINANCIAL STATEMENTS
                            (in thousands)
                         ____________________


5.  Purchase of Edison Mission Energy's Partnership Interests -
    (continued)

Unaudited proforma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the six months ended June 30, 1996, as if both acquisitions had occurred at the beginning of the period after giving effect to certain pro forma adjustments related to the acquisitions were $74,943 and $11,233, respectively compared with revenue and net income of 82,120 and 11,424, respectively for the six months ended June 30, 1995.

6.  Debt Offering

On June 20, 1996, the Guarantors issued $135,000 of Senior Secured Project Notes consisting of $70,000, 7.02% Senior Secured Notes, due May 30, 2000 and $65,000, 8.30% Senior Secured Notes, due May 30, 2011, with maturities of $25,850, $32,000, $22,728, $5,500, $1,000, and $47,922, for 1997, 1998, 1999, 2000, 2001 and thereafter, respectively.

Proceeds from these Senior Secured Project Notes were used to repay approximately $96,000 in existing project level loans of the Guarantors, provide approximately $15,000 to fund the Capital Expenditures Fund and provide approximately $23,000 of the cost of the acquisition of Edison Mission Energy's partnership interests described above.




INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of June 30, 1996, and the related statements of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Omaha, Nebraska
July 17, 1996

                      SALTON SEA ROYALTY COMPANY

                            BALANCE SHEETS
                        (Dollars in Thousands)



                                            June 30,     December 31,
                                              1996          1995
                                           ----------    ------------
                                          (unaudited)
ASSETS
Due from affiliates                           $17,214      $  25,110
Royalty stream, net                            49,058         53,744
Goodwill, net                                  35,458         35,912
Prepaid expenses and other assets               2,130          2,575
                                             --------        --------
                                             $103,860       $117,341
                                             ========        ========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                          $  8,651      $   5,948
Senior secured project note                    62,409         67,882
Deferred income taxes                          14,078         15,460
                                             --------        --------
  Total liabilities                            85,138         89,290

Equity:
Common stock                                        -              -
Additional paid-in capital                     13,330         24,541
Retained earnings                               5,392          3,510
                                             --------        --------
Total equity                                   18,722         28,051
                                             --------        --------
                                             $103,860       $117,341
                                             ========        ========

The accompanying notes are an integral part of these financial statements.


                      SALTON SEA ROYALTY COMPANY

                       STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                             (Unaudited)



                              Three Months Ended     Six Months Ended
                                    June 30              June 30
                              ------------------    -----------------
                                1996      1995       1996      1995
                              --------   -------    -------   -------
Revenues:
Royalty income                $ 7,697    $ 7,316   $14,638    $14,067

Expenses:
Operating, general and
   administrative expenses      1,845      1,719     3,552      3,313
Amortization of royalty
   stream and goodwill          2,570      1,884     5,140      3,116
Interest expense                1,341      2,196     2,699      3,736
                              --------   -------   --------   -------
   Total expenses               5,756      5,799    11,391     10,165
                              --------   -------   --------   -------

Income before income taxes      1,941      1,517     3,247      3,902
Provision for income taxes        887        430     1,365      1,260
                              --------   -------   --------   -------
Income before minority
   interest                     1,054      1,087     1,882      2,642
Minority interest                   -          -         -      1,092
                              --------   -------   --------   -------
Net income                    $ 1,054    $ 1,087   $ 1,882    $ 1,550
                              ========   =======   ========   =======

The accompanying notes are an integral part of these financial statements.


                      SALTON SEA ROYALTY COMPANY

                       STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                                  -------------------
                                                   1996        1995
                                                 --------    --------
Cash flows from operating activities:
 Net income                                       $1,882      $1,550
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Minority interest                                  -       1,092
    Amortization of royalty stream and
     goodwill                                      5,140       3,116
    Changes in assets and liabilities:
    Prepaid expenses and other assets                445      (3,044)
    Accrued liabilities                            1,321       2,514
                                                 --------    --------
Net cash flows from operating activities           8,788       5,228
                                                 --------    --------
Net cash flows from investing activities:
Purchase of Company by CECI, net of cash               -     (79,239)
                                                 --------    --------
Net cash flows from investing activities               -     (79,239)
                                                 --------    --------
Net cash flows from investing activities:
 Proceeds from issuance of debt                        -      83,022
 Capital Contributions                                 -       3,071
 Decrease in due from affiliates                   7,896           -
 Payment of debt                                  (5,473)     (1,328)
 Distribution to parent                          (11,211)    (10,754)
                                                 --------    --------
Net cash flows from financing activities          (8,788)     74,011
                                                 --------    --------
Net change in cash                                     -           -
Cash at beginning of period                            -           -
                                                 --------    --------
Cash at end of period                           $      -     $     -
                                                 ========    ========

The accompanying notes are an integral part of these financial statements.


                      SALTON SEA ROYALTY COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                            (in thousands)
                         ____________________

1.  General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

The results of operations for the three and six months ended June
30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Other Footnote Information:

Reference is made to the Salton Sea Funding Corporation's most recently issued annual report on Form 10-K that included information necessary or useful to the understanding of the Guarantor's business and financial statement presentations. In particular, the Guarantor's significant accounting policies and practices were presented in Note 2 to the Company's financial statements included in that report.

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

Unaudited proforma combined revenue and net income of the Company on a purchase, push down basis of accounting, for the six months ended June 30, 1995, as if the acquisition had occurred at the beginning of the period after giving effect to certain pro forma adjustments related to the acquisition were $14,067 and $1,911, respectively.


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

Funding Corporation was organized for the sole purpose of acting as issuer of senior secured notes and bonds (the "Securities"). The Securities are payable from the proceeds of payments made of principal and interest on the senior secured project notes by the Guarantors, as defined, to the Funding Corporation. The Securities are guaranteed on a joint and several basis by the Guarantors. The guarantees of the Partnership Guarantors and Salton Sea Royalty Company are limited to available cash flow. The Funding Corporation does not conduct any operations apart from the Securities.

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

The fixed energy price periods of the Partnership Project SO4
Agreements extend until December 1998, December 1998, and December 1999 for each of the Hoch (Del Ranch), Elmore and Leathers
Partnerships, respectively. The fixed energy price period on the Vulcan Partnership SO4 Agreement expired in February 1996.

The Partnership Project's receiving fixed energy rates, SO4
Agreements provide for energy rates ranging from 12.7 cents per kWh in 1996 to 15.6 cents per kWh in 1999.

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


Results of Operations:  (continued)

"Salton Sea I PPA"), which provides for capacity and energy payments. The initial contract capacity and contract nameplate are each 10 MW. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Unit
1 was 5.07 cents per kWh during the six months ended June 30, 1996. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The Salton Sea IV project also sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement. The Salton Sea Unit IV contract also provides for fixed price capacity payments for the life of the contract. Approximately 56% of the kWhs are sold under the Salton Sea Unit IV PPA at a fixed energy price, which is subject to quarterly adjustments by reference to various inflation-related indices, through June 20, 2017 (and at SCE's Avoided Cost of Energy thereafter), while the remaining 44% of the Salton Sea Unit IV kWhs are sold according to a 10-year fixed price schedule followed by payments based on a modified Avoided Cost of Energy for the succeeding 5 years and at SCE's Avoided cost of Energy thereafter.
The Salton Sea Unit IV project was operational and began recording revenue on May 24, 1996.

The Salton Sea II and Salton Sea III Projects sell electricity to
Edison pursuant to 30-year modified SO4 Agreements. The contract capacities and contract nameplates are 15 MW and 20 MW for Salton
Sea II and 47.5 MW and 49.8 MW for Salton Sea III, respectively.
The contracts require Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires April 4, 2000 for Salton Sea II and February 13, 1999 for Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton
Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity for the period April 1, 1994 through March 31, 2004.

                  THE SALTON SEA FUNDING CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per kwh data)
                   _________________________________


Results of Operations:  (continued)

The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14
MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indicies and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after June 30, 2017, the original termination date of the Salton Sea I PPA.

For the six months ended June 30, 1996, Edison's average Avoided Cost of Energy was 2.2 cents per kWh which is substantially below the contract energy prices earned for the six months ended June 30, 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The energy revenues generated by each of the projects operating under such Agreements could decline significantly after the expiration of the respective scheduled payment periods.

The following data includes the combined Operating Capacity Factors and electricity production of Salton Sea Units I, II, III and IV:

                             Three Months Ended     Six Months Ended
                                   June 30,               June 30,
                            --------------------  -------------------
                               1996       1995       1996      1995
                             --------   --------   --------  --------
Operating Capacity Factor       78.7%      78.3%      83.8%     82.5%
Contract Capacity (NMW)
  (weighted average)*           92.9       79.8       86.3      79.8
kWh Produced
  (in thousands)             159,700    136,400    315,900   286,000

* Weighted average for the commencement of operations at the Salton Sea Unit IV.

                  THE SALTON SEA FUNDING CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per kwh data)
                   _________________________________


Results of Operations:  (continued)

The following data includes combined Operating Capacity Factors and electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                             Three Months Ended     Six Months Ended
                                   June 30,               June 30,
                           ---------------------  -------------------
                               1996       1995       1996      1995
                             --------   --------   --------  --------
Operating Capacity Factor      109.2%     107.5%     103.4%    104.9%
Contract Capacity (NMW)        148.0      148.0      148.0 148.0 kWh
Produced (in thousands)      353,000    347,500    668,600   674,650

The Salton Sea Guarantors' sales of electricity increased to $19,012 for the three months ended June 30, 1996 from $16,472 for the same period of 1995, a 15.4% increase. For the six month period ended June 30, 1996, sales of electricity increased to $35,233 from $32,083 in 1995, an 9.8% increase. These increases were primarily due to the addition of Unit 4 production on June 1, 1996 and increased electric production at the other plants.

The Partnership Guarantors' sales of electricity increased to $36,996 for the three months ended June 30, 1996 from $19,372 for the same period in 1995, a 91.0% increase. For the six month period ended June 30, 1996, sales of electricity increased to $52,155 from $36,089 in 1995, a 44.5% increase. These increases were primarily due to the purchase of Edison Mission Energy's 50% partnership interest in the four geothermal operating facilities in April 1996. This was partially offset by a decreased price per kWh for the Vulcan project as a result of the expiration of the scheduled price period.

The Royalty Guarantor revenue increased to $7,697 for the three months ended June 30, 1996 from $7,316 for the same period last year. For the six month period ended June 30, 1996, revenue increased to $14,638 from $14,067 in 1995, a 4.1% increase. These increases were due primarily to higher energy sales at Del Ranch, Elmore and Leathers compared to the same periods of 1995.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $5,937, for the three months ended June 30, 1996 from

                  THE SALTON SEA FUNDING CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per kwh data)
                   _________________________________


Results of Operations:  (continued)

$7,179 for the same period in 1995. For the six month period ended June 30, 1996, operating expenses decreased to $11,726 from $12,983 in 1995. These decreases were primarily due to higher plant maintenance expenditures in 1995 and continuing work force efficiencies as a result of CECI's acquisition of the facilities, which were partially offset by the start up of the Salton Sea Unit IV plants operations in June 1996.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $16,798 for the three months ended June 30, 1996 from $7,857 for the same period in 1995. For the six month period ended June 30, 1996, operating expenses increased to $24,410 from $15,459 in 1995. These increases were primarily due to the Edison Mission Energy acquisition.

The Royalty Guarantors' operating expenses increased to $1,845 for the three months ended June 30, 1996 from $1,719 for the same period in 1995, a 7.3% increase. For the six month period ended
June 30, 1996, operating expenses increased to $3,552 from $3,313 in 1995, a 7.2% increase. These increases were due to a scheduled increase in third party lessor royalties related to the increase in the Partnership Projects' sales of electricity.

The Salton Sea Guarantors' depreciation and amortization decreased to $3,204 for the three months ended June 30, 1996 from $3,357 for the same period of 1995, a 4.6% decrease. For the six month period ended June 30, 1996, depreciation and amortization decrease to $5,886 from $6,400 in 1995. These decreases were due primarily to the final push down allocation of purchase accounting adjustments related to the first quarter 1995 acquisition of Magma.

The Partnership Guarantors' depreciation and amortization increased to $9,916 for the three months ended June 30, 1996 from $2,815 for the same period in 1995, a 252.3% increase. For the six month period ended June 30, 1996, depreciation and amortization increased to $14,289 from $5,253 in 1995, a 172.0% increase. These increases were due primarily to the final push down allocation of purchase accounting related to the first quarter 1995 acquisition of Magma and the Edison Mission Energy acquisition.

                  THE SALTON SEA FUNDING CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per kwh data)
                   _________________________________


Results of Operations:  (continued)

The Royalty Guarantors' amortization increased to $2,570 for the three months ended June 30, 1996 from $1,884 for the same period of 1995, a 36.4% increase. For the six month period ended June 30, 1996, depreciation and amortization increased to $5,140 from $3,116 in 1995. These increases were due primarily to the final push down allocation of purchase accounting adjustments related to the first quarter 1995 acquisition of Magma.

The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $3,355 for the three months ended June 30, 1996 from $5,015 for the same period in 1995 a 33.1% decrease. For the six month period ended June 30, 1996, interest expense, net of capitalized amounts, decreased to $6,312 from $9,271 in 1995. These decreases were due primarily to the capitalization of interest related to the Salton Sea Unit IV expansion, during the construction period, the mineral reserve project and the timing of current year debt payments partially off set by increased indebtedness from the issuance of the senior secured project notes in July of 1995.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $793 for the three months ended June 30, 1996 from $4,186 for the same period in 1995. For the six month period ended June 30, 1996, interest expense, net of capitalized amounts, decreased to $793 from $7,395 in 1995. These decreases were a result of reduced indebtedness and capitalization of interest to the mineral reserve project.

The Royalty Guarantors' interest expense decreased to $1,341 for the three months ended June 30, 1996 from $2,196 from the same period in 1995. For the six month period ended June 30, 1996, interest expense decreased to $2,699 from $3,736 in 1995. These decreases were a result of reduced indebtedness.

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


Results of Operations:  (continued)

The Partnership Guarantors income tax provision increased to $4,463 for the three months ended June 30, 1996 from $2,355 for the same period in 1995 a 89.5% increase. For the six month period ended June 30, 1996, the provision for income taxes increased to $6,712 from $4,240 in 1995, a 58.3% increase. These increases were primarily due to an increase in income before income taxes resulting from the Edison Mission Energy acquisition. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $887 for the three months ended June 30, 1996 compared to $430 for the same period in 1995. For the six month period ended June 30, 1996, the income tax provision was $1,365 compared to $1,260 for the same period in 1995. These increases were due primarily to increased earnings in the current year. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

The Salton Sea Funding Corporation's net income for the three months ended June 30, 1996 was $510 and $1,023 for the six month period ended June 30, 1996, which primarily represented interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors. The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

The Salton Sea Guarantors' net income increased to $6,576 for the three months ended June 30, 1996 compared to $1,014 for the same period of 1995. For the six month period ended June 30, 1996, net income increased to $11,437 compared to $2,445 in 1995.

The Partnership Guarantors' net income increased to $6,955 for the three months ended June 30, 1996 compared to $3,513 for the same period of 1995. For the six month period ended June 30, 1996, net income increased to $10,100 compared to $4,985 in 1995.

The Royalty Guarantors' net income decreased to $1,054 for the three months ended June 30, 1996 compared to $1,087 for the same period of 1995. For the six month period ended June 30, 1996, net increased to $1,882 compared to $1,550 in 1995.


                  THE SALTON SEA FUNDING CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per kwh data)
                   _________________________________


Liquidity and Capital Resources:

The Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than interest earned on funds on deposit. The Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison. The Partnership Guarantors' also receive a special distribution. The Royalty Guarantor receives Royalties pursuant to resource lease agreements with the Partnership Projects and the East Mesa Project. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

On April 17, 1996 the Company completed the acquisition of Edison
Mission Energy's partnership interests in four geothermal operating facilities in California for a cash purchase price of $70,000. The acquisition has been accounted for as a purchase.

The Four projects, Vulcan, Hoch (Del Ranch), Leathers and Elmore, are located in the Imperial Valley of California. The Company operates the facilities and sells power to Southern California Edison ("Edison") under long-term SO4 contracts. Prior to this transaction, the Company was a 50% owner of these facilities. The acquisition of Edison Mission Energy's 50% interest results in CalEnergy owning an additional 74 net MW of generating capacity.

On June 20, 1996 the Salton Sea Funding Corporation, a wholly owned indirect subsidiary of the Company, (the "Funding Corporation"), completed a sale to institutional investors of $135,000 aggregate amount of Senior Secured Series D Notes and Series E Bonds which are nonrecourse to CECI.

The Funding Corporation Series D Notes and Series E Bonds which mature in May 2000 and May 2011 respectively, bear an interest rate of 7.02% and 8.30% respectively.

The proceeds of the offering were used to refinance $96,584 of existing project level indebtedness, to fund a portion of the purchase price of the Edison Mission Energy acquisition and for certain capital improvements at the Imperial Valley Project.


                  THE SALTON SEA FUNDING CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per kwh data)
                   _________________________________


Liquidity and Capital Resources: (continued)

The Salton Sea Guarantors commenced construction of an additional
40 net MW electric generating facility (the "Salton Sea Expansion") in 1995 pursuant to an amended and restated 30 year power purchase agreement with Edison. The Salton Sea Expansion project was operational and began recording revenue on May 24, 1996.


                    SALTON SEA FUNDING CORPORATION

                      PART II - OTHER INFORMATION


Item 1 -   Legal proceedings.

     The Salton Sea Funding Corporation is not a party to any material legal matters.

Item 2 -   Changes in Securities.

     The Salton Sea Funding Corporation exchanged (i) $232,750,000 aggregate principal amount of Series A Senior Secured Notes for an equal principal amount of New Series A Securities, (ii) $133,000,000 aggregate principal amount of Series B Secured Bonds for an equal principal amount of New Series B Securities, and (iii) $109,250,000 aggregate principal amount of Series C Senior Secured Bonds, for an equal principal amount of New Series C Securities. The Series A Senior Secured Notes, the Series B Senior Secured Bonds, and the Series C Senior Secured Bonds are sometimes referred to herein as the "Old Securities", and the New Series A Securities, New Series B Securities, and the New Series C Securities are sometimes referred to herein as the "New Securities". The New Securities are obligations of the Salton Sea Funding Corporation evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights.

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


                                SALTON SEA FUNDING CORPORATION

                                /s/  John G. Sylvia
Date:  August 14, 1996
                                    John G. Sylvia
                                    Senior Vice President and
                                    Chief Financial Officer


                                /s/  Gregory E. Abel

                                    Gregory E. Abel
                                    Senior Vice President, Controller
                                    and Chief Accounting Officer
EXHIBIT INDEX

Exhibit                                                         Page
  No.                                                            No.

  27      Financial Data Schedule                                40