Form 10-Q
period 1996-11-14
SALTON SEA FUNDING CORP
filed 1996-11-14
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1996
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

100 shares of Common Stock were outstanding on September 30, 1996.

                 SALTON SEA FUNDING CORPORATION

                            Form 10-Q

                       September 30, 1996
     -------------------------------------------------------

                         C O N T E N T S


                 PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements                                            Page

SALTON SEA FUNDING CORPORATION

Independent Accountants Reports                                           4-5

Balance Sheets, September 30, 1996
 and December 31, 1995                                                      6

Statements  of  Operations for the Three and  Nine  Months  Ended
September 30, 1996  and from June 20, 1995 (Inception Date) through
September 30, 1995                                                          7

Statements of Cash Flows for the Nine Months Ended September  30,
1996 and from June 20, 1995 (Inception Date) through September  30,
1995                                                                        8

Notes to Financial Statements                                               9

SALTON SEA GUARANTORS

Independent Accountants Report                                             10

Combined Balance Sheets, September 30, 1996
 and December 31, 1995                                                     11

Combined Statements of Operations for the Three
 and Nine Months Ended September 30, 1996 and 1995                         12

Combined Statements of Cash Flows for the
 Nine Months Ended September 30, 1996 and 1995                             13

Notes to Combined Financial Statements                                     14

PARTNERSHIP GUARANTORS

Independent Accountants Report                                             16

Combined Balance Sheets, September 30, 1996
 and December 31, 1995                                                     17

Combined Statements of Operations for the Three
 and Nine Months Ended September 30, 1996 and 1995                         18

Combined Statements of Cash Flows for the
 Nine Months Ended September 30, 1996 and 1995                             19

Notes to Combined Financial Statements                                     20

SALTON SEA ROYALTY COMPANY

Independent Accountants Report                                             22

Balance Sheets, September 30, 1996
 and December 31, 1995                                                     23

Statements of Operations for the Three and
 Nine Months Ended September 30, 1996 and 1995                             24

Statements of Cash Flows for the
 Nine Months Ended September 30, 1996 and 1995                             25

Notes to Financial Statements                                              26

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     27


                  PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 34
Item 2.  Changes in Securities                                             34
Item 3.  Defaults on Senior Securities                                     34
Item 4.  Submission of Matters to a Vote of Security Holders               34
Item 5.  Other Information                                                 34
Item 6.  Exhibits and Reports on Form 8-K                                  34

Signatures                                                                 35




INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of September 30, 1996, and the related statements of operations for the three and nine month periods ended September 30, 1996 and cash flows for the nine months ended September 30, 1996. These financial statements are the responsibility of the Company's management.

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

Omaha, Nebraska
October 22, 1996





INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have audited the accompanying statements of operations and cash flows of Salton Sea Funding Corporation (the "Company") for the period from June 20, 1995 through September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Salton Sea Funding Corporation for the period from June 20, 1995 through September 30, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 4, 1996

                SALTON SEA FUNDING CORPORATION

                         BALANCE SHEETS
                     (Dollars in Thousands)
     -------------------------------------------------------


                                   September 30,    December 31,
                                         1996            1995
                            -------------------------------------
-
                                    (unaudited)
ASSETS
Cash                                   $ 49,396     $     4,393
Restricted cash and short-term
  investments                            15,138          57,256
Prepaid expenses and other assets        13,164           3,070
Notes receivables from affiliates       563,035         452,088
Investment in 1% of net assets of
  Guarantors                              6,116           5,714
                                  -------------   -------------
                                       $646,849        $522,521
                                        =======         =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                   $  13,044      $    3,889
Due to affiliates                        62,597          59,594
Senior secured notes and bonds          563,035         452,088
                                  -------------   -------------
  Total liabilities                     638,676         515,571

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares           -               -
Additional paid-in capital                5,308           5,443
Retained earnings                         2,865           1,507
                                  -------------   -------------
  Total stockholder's equity              8,173           6,950
                                  -------------   -------------
                                       $646,849        $522,521
                                        =======         =======

The accompanying notes are an integral part of these financial statements.

                 SALTON SEA FUNDING CORPORATION

                    STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
     -------------------------------------------------------


                       Three Months    Nine MonthsFrom June 20, 1995
                          Ended           Ended    (Inception Date)
                      September 30,   September 30,    through
                           1996            1996   September 30, 1995
             -------------------------------------------------------------------
                     (unaudited)    (unaudited)
Revenues:

Interest income          $10,844        $28,504         7,414
Equity in earnings
 of Guarantors             303            537             185
                     -----------    -----------     ---------
Total revenues            11,147         29,041         7,599
                     -----------    -----------     ---------
Expenses:

General and
administrative expenses     241            467              -
Interest expense          10,339         26,272         6,586
                     -----------    -----------     ---------
Total expenses            10,580         26,739         6,586
                     -----------    -----------     ---------
Income before income taxes   567          2,302         1,013
Provision for income taxes   232            944           339
                     -----------    -----------     ---------
  Net income            $    335       $  1,358       $   674
                          ======         ======         =====

The accompanying notes are an integral part of these financial statements.


                 SALTON SEA FUNDING CORPORATION

                    STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
     -------------------------------------------------------


                                                            From June 20, 1995
                                          Nine Months        (Inception Date)
                                             Ended               through
                                       September 30, 1996   September 30, 1995
                                       ------------------   ------------------
                                           (unaudited)
Cash flows from operating activities:
  Net income                                    $  1,358        $   674
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Equity in earnings of guarantors                 (537)           (185)
  Changes in assets and liabilities:
   Prepaid expenses and other assets            (10,094)         (6,793)
   Accrued liabilities                             9,155           6,925
                                              -----------     -----------
  Net cash flows from operating activities         (118)             621
                                              -----------     -----------
Cash flows from investing activities:
Decrease (increase) in restricted cash and
  short-term investments                          42,118        (73,522)
Secured project notes of Guarantors            (135,000)       (475,000)
Decrease in notes receivable from affiliates      24,053          -
                                             -----------     -----------
  Net cash flows from investing activities      (68,829)       (548,522)
                                             -----------     -----------
Cash flows from financing activities:
Due to affiliates                                  3,003          95,568
Proceeds from offering of senior
  project notes and bonds                        135,000         475,000
Repayment on loans payable                      (24,053)               -
                                             -----------     -----------
  Net cash flows from financing activities       113,950         570,568
                                             -----------     -----------
Net change in cash                                45,003          22,667
Cash at the beginning of period                    4,393               -
                                             -----------     -----------
Cash at the end of period                        $49,396        $ 22,667
                                                  ======         =======
Non-cash investing and financing activities:
  Adjustments resulting from capital transactions
   of Guarantors                                $   (135)      $   2,000
                                                   ======         =======

The accompanying notes are an integral part of these financial statements.


                 SALTON SEA FUNDING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
     -------------------------------------------------------


1. General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and from June 20, 1995 (inception date) through September 30, 1995 and cash flows for the nine months ended September 30, 1996 and from June 20, 1995 (inception date) through September 30, 1995.

The  results  of operations for the three and nine  months  ended
September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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




INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of September 30, 1996, and the related combined statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Guarantors' management.

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



DELOITTE & TOUCHE LLP

Omaha, Nebraska
October 22, 1996


                      SALTON SEA GUARANTORS

                     COMBINED BALANCE SHEETS
                     (Dollars in Thousands)
     -------------------------------------------------------


                                   September 30,   December 31,
                                         1996           1995
                                   -------------   ------------
                                    (unaudited)
ASSETS
Cash                                   $     65       $    454
Accounts receivable                      22,070         10,436
Prepaid expenses and other assets        18,978         20,129
Property, plant, contracts and
  equipment, net                        470,059        417,287
Goodwill, net                            51,116         52,094
                                  -------------   -------------
                                       $562,288       $500,400
                                        =======         =======


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                       $    177      $     939
Accrued liabilities                      13,523          4,043
Due to affiliates                        40,046          4,319
Senior secured project note             310,670        321,500
                                  -------------   -------------
  Total liabilities                     364,416        330,801

Total Guarantors' equity                197,872        169,599
                                  -------------   -------------
                                       $562,288       $500,400
                                        =======         =======

The accompanying notes are an integral part of these financial statements.


                      SALTON SEA GUARANTORS

                COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                           (Unaudited)
     -------------------------------------------------------


                          Three Months Ended  Nine Months Ended
                              September 30,     September 30,
                          ------------------  -------------------
                              1996      1995      1996     1995
                         ----------   ------  ---------   -------
Revenues:

Sales of electricity         $33,413  $23,724   $68,646   $55,807
Interest and other income          3      186       131       595
                         ---------------------------------------------
  Total revenues              33,416   23,910    68,777    56,402
                         --------------------------------------------
Expenses:

Operating, general and
   administration              7,576     8,055    19,302     21,038
Depreciation and amortization  3,973    1,553     9,859     7,953
Interest expense               6,205    6,449    18,724    19,139
Less capitalized interest    (1,174)  (3,061)   (7,381)   (6,480)
                         --------------------------------------------
  Total expenses              16,580   12,996    40,504    41,650
                         --------------------------------------------

Income before minority
   interest                   16,836   10,914    28,273    14,752
Minority interest                  -        -         -     1,393
                         --------------------------------------------
Net income                   $16,836 $ 10,914   $28,273  $ 13,359
                              ======    ======    ======   ======

The accompanying notes are an integral part of these financial statements.


                      SALTON SEA GUARANTORS

                COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)
     -------------------------------------------------------

                                             Nine Months Ended
                                                September 30,
                                          -----------------------
                                              1996      1995
                                          -----------------------
Cash flows from operating activities:
 Net income                                    $28,273 $  13,359
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Minority interest                                -     1,393
   Depreciation and amortization                9,859     7,953
   Changes in assets and liabilities:
    Accounts receivable                       (11,634)   (5,203)
    Prepaid expenses and other assets            1,151   (3,664)
    Due to (from) affiliates                   35,727  (32,734)
    Accounts payable and accrued
     liabilities                                8,718     4,225
                                           -------------------------
Net cash flows from operating activities       72,094   (14,671)
                                           -------------------------
Cash flows from investing activities:
 Purchase of Guarantors by CalEnergy,
  net of cash                                       -  (171,964)
 Capital expenditures                         (61,653)  (48,221)
 Net decrease in marketable securities              -     4,988
 Decrease in restricted cash                        -     3,400
                                           -------------------------
Net cash flows from investing activities      (61,653) (211,797)
                                           -------------------------
Cash flows from financing activities:
 Repayments on loans payable                  (10,830) (298,672)
 Loan proceeds                                      -   509,364
 Contributions from parent                          -     29,176
 Deferred financing costs                            -  (8,400)
 Distributions to parent                            -    (5,000)
                                           -------------------------
Net cash flows from financing activities      (10,830)  226,468
                                           -------------------------
Net change in cash                               (389)        -
Cash at beginning of period                       454         -
                                           ------------------------
Cash at end of period                         $    65   $     -
                                                =======   =======

The accompanying notes are an integral part of these financial statements.


                      SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
     -------------------------------------------------------


1. General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

The  results  of operations for the three and nine  months  ended
September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

3. Property, Plant, Contracts and Equipment:

Property,  plant,  contracts  and  equipment  consisted  of   the
following:

                                   September 30,    December 31,
                                       1996            1995
                                   -------------    -----------

Plant and equipment                   $339,042         $173,509
Salton Sea Unit 4 construction
   in progress                               -          108,632
Power sale agreements                   64,609           64,609
Mineral extraction                      63,990           60,577
Exploration and development costs       19,132           17,793
                                  -------------   -------------
                                       486,773          425,120
Less accumulated depreciation
  and amortization                    (16,714)          (7,833)
                                  -------------   -------------
                                      $470,059         $417,287
                                        =======         =======

                      SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
     -------------------------------------------------------


4. Purchase of Magma Power Company:

On January 10, 1995, CalEnergy Company, Inc. ("CECI") acquired approximately 51% of outstanding shares of common stock of Magma Power Company (the "Magma Common Stock") through a cash tender offer and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CECI through a merger. The transaction was accounted for as a purchase business combination.

Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the nine months ended September 30, 1995, as if the acquisition had occurred at the beginning of the period after giving effect to certain pro forma adjustments related to the acquisition were $56,402 and $13,869, respectively.




INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of September 30, 1996, and the related combined statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Guarantors' management.

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



DELOITTE & TOUCHE LLP

Omaha, Nebraska
October 22, 1996


                     PARTNERSHIP GUARANTORS

                     COMBINED BALANCE SHEETS
                     (Dollars in Thousands)
     -------------------------------------------------------


                                   September 30,    December 31,
                                      1996              1995
                                   -------------    ------------
                                     (unaudited)
ASSETS
Cash                                    $      -       $ 11,146
Restricted cash and short-term
   investments                                 -          9,859
Accounts receivable                        30,586        11,841
Due from affiliates                        91,309        54,949
Prepaid expenses and other assets          24,588         9,651
Property, plant, contracts and
  equipment, net                          369,646       298,956
Management fee                             66,768        63,520
Goodwill, net                             139,577       142,250
                                         --------      --------
                                         $722,474      $602,172
                                          =======       =======


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                        $   4,542     $   3,566
Accrued liabilities                        22,675        19,995
Loans payable                                   -        43,766
Senior secured project notes              189,955        62,706
Deferred income taxes                     105,799        98,407
                                     ------------ -------------
Total liabilities                         322,971       228,440

Guarantors' equity:
Common stock                                    3             3
Additional paid-in capital                362,737       359,092
Retained earnings                          36,763        14,637
                                    ------------- -------------
Total Guarantors' equity                  399,503       373,732
                                    ------------- -------------
                                         $722,474      $602,172
                                          =======       =======

The accompanying notes are an integral part of these financial statements.


                     PARTNERSHIP GUARANTORS

                COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                           (Unaudited)
     -------------------------------------------------------


                          Three Months Ended    Nine Months Ended
                               September 30,      September  30,
                        ---------------------   ------------------
                              1996      1995    1996       1995
                        ----------------------  ------------------
Revenues:

Sales of electricity        $46,031   $23,205   $98,186  $59,294
Interest and other income     2,608     5,359     6,757    8,029
                         ---------------------------------------------
  Total revenues             48,639    28,564   104,943   67,323
                         ---------------------------------------------
Expenses:

Operating, general and
   administration            17,016     8,333    41,426   23,792
Depreciation and amortization 9,870     8,787    24,159   14,040
Interest expense              4,193     6,767     9,455   14,162
Less capitalized interest   (2,168)   (5,914)   (6,637)  (5,914)
                         --------------------------------------------
  Total expenses             28,911    17,973    68,403   46,080
                         --------------------------------------------
Income before income taxes   19,728    10,591    36,540   21,243
Provision for income taxes    7,702     3,885    14,414    8,125
                         --------------------------------------------
Income before minority
   interest                  12,026     6,706    22,126   13,118
Minority interest                 -         -         -    1,427
                         --------------------------------------------
Net income                  $12,026   $ 6,706  $22,126   $11,691
                              ======    ======    ======   ======

The accompanying notes are an integral part of these financial statements.

                     PARTNERSHIP GUARANTORS

                COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)
     -------------------------------------------------------


                                              Nine Months Ended
                                                September 30,
                                          -----------------------
                                                 1996      1995
                                          ------------------------

Cash flows from operating activities:
 Net income                                   $ 22,126  $ 11,691
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Minority interest                                 -     1,427
   Depreciation and amortization                24,159    14,040
   Changes in assets and liabilities:
     Accounts receivable                       (4,268)   (5,388)
     Due from affiliates                      (37,279)   (2,320)
     Prepaid expenses and other assets         (9,735)     1,340
     Accounts payable and accrued liabilities      503    11,070
     Deferred income taxes                       4,192         -
     Other, net                                      -   (7,005)
                                           -------------------------
Net cash flows from operating activities         (302)    24,855
                                           -------------------------
Cash flows from investing activities:
 Purchase of Guarantors by CalEnergy,
  net of cash                                        - (197,810)
 Capital expenditures                         (14,723)   (1,977)
 Net decrease in marketable securities               -     7,457
 Management fee                                      -  (29,423)
Decrease (increase) in restricted cash
   and short-term investments                  23,085    (1,134)
                                           -------------------------
Net cash flows from investing activities        8,362  (222,887)
                                           -------------------------
Cash flows from financing activities:
 Repayments on loans payable                  (99,809) (221,877)
 Deferred finance costs                              -   (9,714)
 Loan proceeds                                 135,000   288,185
 Distributions to parent                      (54,397)   143,505
                                           -------------------------
Net cash flows from financing activities      (19,206)   200,099
                                           -------------------------
Net change in cash                            (11,146)     2,067
Cash at beginning of period                     11,146         -
                                           -------------------------
Cash at end of period                       $        0   $ 2,067
                                                =======   =======

During 1996, CalEnergy Company, Inc. contributed $71,000 of net assets acquired from Mission Edison, of which $12,956 was cash, to the Partnership Guarantors.

The accompanying notes are an integral part of these financial statements.


                     PARTNERSHIP GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
     -------------------------------------------------------


1. General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

The  results  of operations for the three and nine  months  ended
September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

3. Property, Plant, Contracts and Equipment:

Property,  plant,  contracts  and  equipment  consisted  of   the
following:

                                   September 30,    December 31,
                                          1996           1995
                                   -------------    -----------
Plant and equipment                   $  62,449        $ 58,532
Power sale agreements                   122,997          44,966
Process license                          46,290          46,290
Mineral extraction                      118,987         112,350
Exploration and development costs        56,673          53,449
                                    ------------  -------------
                                        407,396         315,587
Less accumulated depreciation
  and amortization                     (37,750)        (16,631)
                                    ------------  -------------
                                       $369,646        $298,956
                                         =======        =======


                     PARTNERSHIP GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
     -------------------------------------------------------


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

5. Purchase of Edison Mission Energy's Partnership Interests

On April 17, 1996 CECI completed the indirect acquisition of Edison Mission Energy's partnership interests in the Vulcan, Hoch (Del Ranch), Leathers and Elmore geothermal operating facilities. Magma Power Company, a wholly-owned subsidiary of CECI, currently operates these facilities and directly or indirectly owns 100% interest in these facilities. Magma's direct ownership interest related to Del Ranch, Leathers, Elmore and Vulcan is assigned to the Partnership Guarantors.

Unaudited proforma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the nine months ended September 30, 1996, as if both acquisitions had occurred at the beginning of the period after giving effect to certain pro forma adjustments related to the acquisitions were $123,582 and $23,259, respectively compared with revenue and net income of $137,953 and $24,245, respectively for the nine months ended September 30, 1995.

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






INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of September 30, 1996, and the related statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Omaha, Nebraska
October 22, 1996


                   SALTON SEA ROYALTY COMPANY

                         BALANCE SHEETS
                     (Dollars in Thousands)
     -------------------------------------------------------


                                    September 30,   December 31,
                                          1996           1995
                                    --------------  ------------
                                     (unaudited)
ASSETS
Due from affiliates                      $17,214      $  25,110
Royalty stream, net                       46,715         53,744
Goodwill, net                             35,231         35,912
Prepaid expenses and other assets          1,909          2,575
                                   -------------  -------------
                                        $101,069       $117,341
                                         =======        =======


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                     $ 11,238      $   5,948
Senior secured project note               62,409         67,882
Deferred income taxes                     13,152         15,460
                                  --------------  -------------
Total liabilities                         86,799         89,290

Equity:
Common stock                                   -              -
Additional paid-in capital                 7,440         24,541
Retained earnings                          6,830          3,510
                                   -------------  -------------
Total equity                              14,270         28,051
                                   -------------  -------------
                                        $101,069       $117,341
                                         =======        =======

The accompanying notes are an integral part of these financial statements.


                   SALTON SEA ROYALTY COMPANY

                    STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                           (Unaudited)
     -------------------------------------------------------


                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                        -------------------   -------------------
                              1996     1995      1996     1995
                        -------------------   -------------------
Revenues:
Royalty income              $ 7,784   $ 7,097   $22,422   $21,164

Expenses:
Operating, general and
   administrative expenses    1,894     1,756     5,446     5,069
Amortization of royalty
   stream and goodwill        2,570     5,047     7,710     8,163
Interest expense              1,290     (568)     3,989     3,168
                          ------------------------------------------
  Total expenses              5,754     6,235    17,145    16,400
                          ------------------------------------------

Income before income taxes    2,030       862     5,277     4,764
Provision for income taxes      592      (50)     1,957     1,210
                          ------------------------------------------
Income before minority
   interest                   1,438      912     3,320     3,554
Minority interest                 -        -         -     1,092
                          ------------------------------------------
Net income                  $ 1,438     $ 912   $ 3,320   $ 2,462
                              =====    ======    ======    ======

The accompanying notes are an integral part of these financial statements.


                   SALTON SEA ROYALTY COMPANY

                    STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)
     -------------------------------------------------------


                                             Nine Months Ended
                                                September 30,
                                          ----------------------
                                                1996       1995
                                          ----------------------
Cash flows from operating activities:
 Net income                                    $3,320    $2,462
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Minority interest                                -     1,092
   Amortization of royalty stream and
    goodwill                                    7,710     8,163
   Changes in assets and liabilities:
   Prepaid expenses and other assets              666       481
   Accrued liabilities and deferred
     income taxes                               2,982     2,250
                                           ----------------------
Net cash flows from operating activities       14,678    14,448
                                           ----------------------
Net cash flows from investing activities:
Purchase of Company by CECI, net of cash            -  (38,603)
                                           ----------------------
Net cash flows from investing activities            -  (38,603)
                                           ----------------------
Net cash flows from financing activities:
 Proceeds from issuance of debt                     -  115,446
 Deferred financing costs                           -   (3,499)
 Capital contributions                              -    1,647
 Decrease (increase) in due from affiliates     7,896  (32,898)
 Payment of debt                              (5,473)  (40,446)
 Distribution to parent                      (17,101)  (16,095)
                                           ----------------------
Net cash flows from financing activities     (14,678)   24,155
                                           ----------------------
Net change in cash                                  -        -
Cash at beginning of period                         -        -
                                           ----------------------
Cash at end of period                    $          -$          -
                                                ======    ======

The accompanying notes are an integral part of these financial statements.


                   SALTON SEA ROYALTY COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
     -------------------------------------------------------


1. General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

The  results  of operations for the three and nine  months  ended
September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

Unaudited proforma combined revenue and net income of the Company on a purchase, push down basis of accounting, for the nine months ended September 30, 1995, as if the acquisition had occurred at the beginning of the period after giving effect to certain pro forma adjustments related to the acquisition were $21,164 and $2,705, respectively.


               THE SALTON SEA FUNDING CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in thousands, except per kwh data)
     -------------------------------------------------------


Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Funding Corporation's and Guarantors' financial condition and results of operations during the periods included in the accompanying statements of operations.

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

The Partnership Projects sell all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity bonus payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payments are significantly higher in the months of June through September. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

The  fixed  energy price periods of the Partnership  Project  SO4
Agreements  extend  until  December  1998,  December  1998,   and
December  1999  for  each  of the Hoch (Del  Ranch),  Elmore  and
Leathers Partnerships, respectively. The fixed energy rates range from 12.7 cents per kWh in 1996 to 15.6 cents per kWh in 1999. The fixed energy price period on the Vulcan Partnership SO4 Agreement expired in February 1996.

The Salton Sea I Project sells electricity to Edison pursuant  to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy
payments.   The initial contract capacity and contract  nameplate
are each 10 MW. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of  indices.  The time period weighted average energy payment for
Unit 1 was 5.07 cents per kWh during the nine months ended September 30, 1996. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.
The  Salton  Sea  IV  project also sells  electricity  to  Edison
pursuant  to a 30-year negotiated power purchase agreement.   The
Salton  Sea  Unit  IV  contract also  provides  for  fixed  price
capacity  payments  for the life of the contract.   Approximately
56% of the kWhs are sold under the Salton Sea Unit IV PPA at a fixed energy price, which is subject to quarterly adjustments by reference to various inflation-related indices, through June 20, 2017 (and at SCE's Avoided Cost of Energy thereafter), while the remaining 44% of the Salton Sea Unit IV kWhs are sold according to a 10-year fixed price schedule followed by payments based on a modified Avoided Cost of Energy for the succeeding 5 years and at SCE's Avoided cost of Energy thereafter. The Salton Sea Unit IV project was operational on May 24, 1996.


               THE SALTON SEA FUNDING CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in thousands, except per kwh data)
     -------------------------------------------------------


Results of Operations:  (continued)

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

The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indicies and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6
MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

For the nine months ended September 30, 1996, Edison's average Avoided Cost of Energy was 2.3 cents per kWh which is substantially below the contract energy prices earned for the nine months ended September 30, 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The energy revenues generated by each of the projects operating under such Agreements could decline significantly after the expiration of the respective scheduled payment periods.


               THE SALTON SEA FUNDING CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in thousands, except per kwh data)
     -------------------------------------------------------


Results of Operations:  (continued)

The  following  data  includes  the combined  Operating  Capacity
Factors and electricity production of Salton Sea Units I, II, III and IV:

                         Three Months Ended   Nine Months Ended
                             September 30        September 30
                       -----------------------------------------
                              1996      1995      1996     1995
                       ------------------------------------------
--
Operating Capacity Factor      97.9%     93.8%     89.6%    86.3%
Contract Capacity (NMW)
  (weighted average)*        119.4       79.8      97.4    79.8
kWh Produced
  (in thousands)           258,000    165,400   573,900 451,400

* Weighted average for the commencement of operations at the Salton Sea Unit IV.

The following data includes combined Operating Capacity Factors and electricity production of Vulcan, Del Ranch, Elmore and
Leathers:

                          Three Months Ended  Nine Months Ended
                              September 30       September 30
                       ------------------------------------------
                              1996      1995      1996     1995
                       ------------------------------------------

Operating Capacity Factor  106.4%      108.0%    106.5%     106.0%
Contract Capacity (NMW)    148.0       148.0     148.0      148.0
Produced (in thousands)  347,700     353,000 1,016,300  1,027,600

The Salton Sea Guarantors' sales of electricity increased to $33,413 for the three months ended September 30, 1996 from $23,724 for the same period of 1995, a 40.8% increase. For the nine month period ended September 30, 1996, sales of electricity increased to $68,646 from $55,807 in 1995, a 23.0% increase. These increases were primarily due to the addition of Unit 4 production on June 1, 1996 and increased electric production at the other plants.

The Partnership Guarantors' sales of electricity increased to $46,031 for the three months ended September 30, 1996 from $23,205 for the same period in 1995, a 98.4% increase. For the nine month period ended September 30, 1996, sales of electricity increased to $98,186 from $59,294 in 1995, a 65.6% increase. These increases were primarily due to the purchase of Edison Mission Energy's 50% partnership interest in the four geothermal operating facilities in April 1996. This was partially offset by a decreased price per kWh for the Vulcan project as a result of the expiration of the scheduled price period.


               THE SALTON SEA FUNDING CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in thousands, except per kwh data)
     -------------------------------------------------------


Results of Operations:  (continued)

The Royalty Guarantor revenue increased to $7,784 for the three months ended September 30, 1996 from $7,097 for the same period last year. For the nine month period ended September 30, 1996, revenue increased to $22,422 from $21,164 in 1995, a 5.9% increase. These increases were due primarily to higher energy sales at Del Ranch, Elmore and Leathers compared to the same periods of 1995.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $7,576, for the three months ended September 30, 1996 from $8,055 for the same period in 1995. For the nine month period ended September 30, 1996, operating expenses decreased to $19,302 from $21,038 in 1995. These decreases were primarily due to higher plant maintenance expenditures in 1995 and continuing work force efficiencies as a result of CECI's acquisition of the facilities, which were partially offset by the start up of the Salton Sea Unit IV plants operations in June 1996.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $17,016 for the three months ended September 30, 1996 from $8,333 for the same period in 1995. For the nine month period ended September 30, 1996, operating expenses increased to $41,426 from $23,792 in 1995. These increases were primarily due to the Edison Mission Energy acquisition.

The Royalty Guarantors' operating expenses increased to $1,894 for the three months ended September 30, 1996 from $1,756 for the same period in 1995, a 7.9% increase. For the nine month period ended September 30, 1996, operating expenses increased to $5,446 from $5,069 in 1995, a 7.4% increase. These increases were due to a scheduled increase in third party lessor royalties related to the increase in the Partnership Projects' sales of electricity.

The Salton Sea Guarantors' depreciation and amortization increased to $3,973 for the three months ended September 30, 1996 from $1,553 for the same period of 1995, a 155.8% increase. For the nine month period ended September 30, 1996, depreciation and amortization increased to $9,859 from $7,953 in 1995. These increases were due primarily to the final push down allocation of purchase accounting adjustments related to the first quarter 1995 acquisition of Magma.

The Partnership Guarantors' depreciation and amortization increased to $9,870 for the three months ended September 30, 1996 from $8,787 for the same period in 1995, a 12.3% increase. For the nine month period ended September 30, 1996, depreciation and amortization increased to $24,159 from $14,040 in 1995, a 72.1% increase. These increases were due primarily to the final push down allocation of purchase accounting adjustments related to the first quarter 1995 acquisition of Magma and the Edison Mission Energy Partnership Interest Acquisition.

The Royalty Guarantors' amortization decreased to $2,570 for the three months ended September 30, 1996 from $5,047 for the same period of 1995, a 49.1% decrease. For the nine month period ended September 30, 1996, amortization decreased to $7,710 from $8,163 in 1995. These decreases were due primarily to the final push down allocation of purchase accounting adjustments related to the first quarter 1995 acquisition of Magma.

               THE SALTON SEA FUNDING CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in thousands, except per kwh data)
     -------------------------------------------------------


Results of Operations:  (continued)

The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $5,031 for the three months ended September 30, 1996 from $3,388 for the same period in 1995, a 48.5% increase. For the nine month period ended September 30, 1996, interest expense, net of capitalized amounts, decreased to $11,343 from $12,659 in 1995. These changes were due primarily to the capitalization of interest related to the Salton Sea Unit IV expansion, during the construction period, the mineral reserve project and the timing of current year debt payments partially offset by increased indebtedness from the issuance of the senior secured project notes in July of 1995.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $2,025 for the three months ended September 30, 1996 from $853 for the same period in 1995 as the result of additional indebtedness. For the nine month period ended September 30, 1996, interest expense, net of capitalized amounts, decreased to $2,818 from $8,248 in 1995. This increase were a result of lower indebtedness for the period and capitalization of interest to the mineral reserve project.

The Royalty Guarantors' interest expense increased to $1,290 for the three months ended September 30, 1996 from ($568) from the same period in 1995. For the nine month period ended September 30, 1996, interest expense increased to $3,989 from $3,168 in 1995. The increase was the result of an adjustment in 1995 due to a reallocation of debt from the purchase accounting.

The Salton Sea Guarantors are comprised of partnerships and one company which has a partial interest in the Salton Sea expansion. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision increased to $7,702 for the three months ended September 30, 1996 from $3,885 for the same period in 1995, a 98.2% increase. For the nine month period ended September 30, 1996, the provision for income taxes increased to $14,414 from $8,125 in 1995, a 77.4% increase. These increases were primarily due to an increase in income before income taxes resulting from the Edison Mission Energy acquisition. Income taxes will be paid by the parent of the
Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $592 for the three months ended September 30, 1996 compared to ($50) for the same period in 1995. For the nine month period ended September 30, 1996, the income tax provision was $1,957 compared to $1,210 for the same period in 1995. These increases were due primarily to increased earnings in the current year. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service. The increase was the result of an adjustment in 1995 due to a reallocation of debt from the purchase accounting.

               THE SALTON SEA FUNDING CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in thousands, except per kwh data)
     -------------------------------------------------------


Results of Operations:  (continued)

The Salton Sea Funding Corporation's net income for the three months ended September 30, 1996 was $335 and $1,358 for the nine month period ended September 30, 1996, which primarily represented interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors. The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds. Net income from June 20, 1995 (inception date) through September 30, 1995 was $674.

The Salton Sea Guarantors' net income increased to $16,836 for the three months ended September 30, 1996 compared to $10,914 for the same period of 1995. For the nine month period ended September 30, 1996, net income increased to $28,273 compared to $13,359 in 1995.

The Partnership Guarantors' net income increased to $12,026 for the three months ended September 30, 1996 compared to $6,706 for the same period of 1995. For the nine month period ended September 30, 1996, net income increased to $22,126 compared to $11,691 in 1995.

The Royalty Guarantors' net income decreased to $1,438 for the three months ended September 30, 1996 compared to $912 for the same period of 1995. For the nine month period ended September 30, 1996, net income decreased to $3,320 compared to $2,462 in 1995.

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

On April 17, 1996 CalEnergy Company, Inc., ("CECI") completed the acquisition of Edison Mission Energy's partnership interests in four geothermal operating facilities in California for a cash purchase price of $70,000. The acquisition has been accounted for as a purchase. The four projects, Vulcan, Hoch (Del Ranch), Leathers and Elmore, are located in the Imperial Valley of California. CECI operates the facilities and sells power to Southern California Edison ("Edison") under long-term SO4 contracts. Prior to this transaction, CECI indirectly owned 50% of these facilities. The acquisition of Edison Mission Energy's 50% interest results in CECI owning an additional 74 net MW of generating capacity.


               THE SALTON SEA FUNDING CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in thousands, except per kwh data)
     -------------------------------------------------------


Liquidity and Capital Resources:  (continued)

On June 20, 1996 the Salton Sea Funding Corporation, completed a sale to institutional investors of $135,000 aggregate amount of Senior Secured Series D Notes and Series E Bonds. The Funding Corporation Series D Notes and Series E Bonds which mature in May 2000 and May 2011 respectively, bear an interest rate of 7.02% and 8.30% respectively. The proceeds of the offering were used to refinance $96,584 of existing project level indebtedness, to fund a portion of the purchase price of the Edison Mission Energy acquisition and for certain capital improvements at the Imperial Valley Project.
                 SALTON SEA FUNDING CORPORATION

                   PART II - OTHER INFORMATION


Item 1 -  Legal proceedings.

    The Salton Sea Funding Corporation is not a party to any material legal matters.

Item 2 -  Changes in Securities.

    Not applicable.

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


                              SALTON SEA FUNDING CORPORATION

                              /s/Gregory E. Abel
Date:  November 14, 1996         Gregory E. Abel
                                 Executive Vice President and
                                 Chief Accounting Officer


                              /s/John G. Sylvia
                                 John G. Sylvia
                                 Senior Vice President and
                                 Chief Financial Officer


                          EXHIBIT INDEX

Exhibit                                               Page
  No.                                                  No.

  27           Financial Data Schedule                 37