Form 10-K
SALTON SEA FUNDING CORP
filed 1997-03-28
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1996
                         Commission File No. 33-95538

                    SALTON SEA FUNDING CORPORATION
           (Exact name of registrant as specified in its charter)


                                47-0790493
                              (IRS Employer
                           Identification No.)

Salton Sea Brine Processing, L.P.              California  33-0601721
Salton Sea Power Generation, L.P.              California  33-0567411
Fish Lake Power Company                        Delaware    33-0453364
Vulcan Power Company                           Nevada      95-3992087
CalEnergy Operating Company                    Delaware    33-0268085
Salton Sea Royalty Company                     Delaware    47-0790492
BN Geothermal Inc.                             Delaware    91-1244270
San Felipe Energy Company                      California  33-0315787
Conejo Energy Company                          California  33-0268500
Niguel Energy Company                          California  33-0268502
Vulcan/BN Geothermal Power Company             Nevada      33-3992087
Leathers, L.P.                                 California  33-0305342
Del Ranch, L.P.                                California  33-0278290
Elmore, L.P.                                   California  33-0278294
(Exact name of Registrants                 (State or other (I.R.S. Employer
as specified in their charters)            jurisdiction of Identification No.)
                                           incorporation or
                                           organization)

                302 S. 36th Street, Suite 400-A, Omaha, NE  68131
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

              Yes  X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be containeed, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company.
100 Shares of Common Stock were outstanding on March 17, 1997

Documents incorporated by reference:  N/A


                        TABLE OF CONTENTS




PART I                                                          2
     ITEM 1.  Business                                          2
     The Exchange Offer                                         3
     Structure of and Collateral for the Securities             4
     The Projects                                               6
     Transaction Structure                                      7
          Salton Sea Projects                                   7
          Partnership Projects                                  7
          Royalties and Royalty Projects                        8
          Reliance on Single Utility Customer                   8
     Terms of the New Securities and the Old Securities         9
          Priority of Payments                                 12
          Debt Service Reserve Fund                            12
          Optional Redemption                                  13
          Mandatory Redemption                                 13
          Distributions                                        13
          Ranking and Security for the Securities              14
          Recourse Only to the Funding Corporation and the
               Guarantors                                      14
          Incurrence of Additional Debt                        14
          Principal Covenants                                  15
          The Project Notes                                    15
          Principal Covenants                                  16
          Considerations Regarding Limitation on Remedies 16 Uncertainties Relating to Exploration and
               Development of Geothermal Energy Resources      16
     Insurance                                                 17
     Regulatory and Environmental Matters                      17
     Employees                                                 18
     ITEM 2:  Properties                                       18
     ITEM 3:  Legal Proceedings                                18
     ITEM 4:  Submission of Matters to a Vote of Security
          Holders                                              18



PART II                                                        19
     ITEM 5:  Market for Registrant's Common Equity and
          Related Stockholder's Matters                        19
     ITEM 6:  Selected Financial Data                          19
     Salton Sea Funding Corporation                            19
     Salton Sea Guarantors                                     20
     Partnership Guarantors                                    21
     Royalty Guarantor                                         22
     ITEM 7:  Management's Discussion and Analysis of
          Financial Condition and Results
                of Operations                                  23
     Factors Affecting Results of Operations                   23
     Power Purchase Agreements                                 23
     Capacity Utilizations                                     24
     Results of Operations for the Years Ended December 31,
          1996 and 1995                                        25
          Revenues                                             25
          Operating Expenses                                   25
          Depreciation and Amortization                        26
          Interest Expense                                     26
          Income Tax Provision                                 26
          Net Income                                           27
     Results of Operations for the Years Ended December 31,
          1995 and 1994                                        27
          Revenues                                             27
          Operating Expenses                                   27
          Depreciation and Amortization                        28
          Interest Expense                                     28
          Income Tax Provision                                 28
          Net Income                                           29
          Capital Resources and Liquidity                      29
          Changing Prices and the Effect of Inflation          30
     ITEM 8: Financial Statements and Supplementary Data 31 Index to Financial Statements - Salton Sea Funding
          Corporation                                          31
     Index to Financial Statements - Salton Sea Guarantors     31
     Index to Financial Statements - Partnership Guarantors    32
     Index to Financial Statements - Salton Sea Royalty
          Company                                              32
     Index to Financial Statements - Salton Sea Royalty
          Company - Predecessor                                32
     ITEM 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure               82


PART III                                                       83
     ITEM 10.  Directors and Executive Officers of the
          Registrant                                           83
     ITEM 11.  Executive Compensation                          84
     ITEM 12.  Security Ownership of Certain Beneficial
          Owners and Management                                84
          Description of Capital Stock                         84
          Principal Holders                                    84
     ITEM 13.  Certain Relationships and Related
          Transactions                                         84
     Other Relationships and Related Transactions              84
     Relationship of the Funding Corporation and the
          Guarantors to Magma and CalEnergy                    84


PART IV                                                        86
     ITEM 14.  Exhibits, Financial Statements Schedule and
          Reports on Form 8-K                                  86
     Signatures                                                87
     Index to Exhibits                                        102

PART 1

ITEM 1.   Business

   Salton Sea Funding Corporation ("Funding Corporation") is a special purpose Delaware corporation and an indirect wholly-owned subsidiary of CalEnergy Company, Inc. ("CalEnergy") formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of the Guarantors (as defined below). The principal executive office of the Funding Corporation is located at 302 South 36th Street, Suite 400-A, Omaha, Nebraska 68131 and its telephone number is (402) 231-1641.

   CalEnergy was formed in 1971 and is engaged in the exploration for, and development and operation of, environmentally responsible independent power production facilities worldwide utilizing geothermal resources or other energy sources, such as hydroelectric, natural gas, oil and coal. CalEnergy owns all of the capital stock of Magma Power Company ("Magma"). CalEnergy has an aggregate net ownership interest of 1,623 MW of electrical generating capacity in power plants in operation or under construction in the United States and overseas, which have an aggregate net capacity of 3,765 MW (including its interests in the Salton Sea Projects and the Partnership Projects as defined below). As of December 31, 1996, CalEnergy had over $5.7 billion in assets and its common stock is publicly traded on the New York, Pacific and London Stock Exchanges under the symbol "CE". Approximately 32% of CalEnergy's common stock is beneficially owned, through indirect subsidiaries, by Peter Kiewit Sons, Inc. ("Kiewit"), a privately held construction, mining and telecommunications company headquartered in Omaha, Nebraska.

   In February 1995, CalEnergy completed the acquisition of all the outstanding stock of Magma (the "Magma Acquisition"). Magma had previously owned or controlled substantially all of the assets of the Guarantors, including the three Salton Sea Projects then in operation and 50% partnership interests in each of the four Partnership Projects. At the time of the Magma Acquisition, Magma's interests in the Guarantors generated substantially all of Magma's earnings. The purchase price for the Magma Acquisition was $958 million, of which $458 million was funded by CalEnergy and $500 million was provided by an interim bank facility which was borrowed on a non-recourse basis to CalEnergy and secured by the stock of Magma. The Magma Acquisition loan was subsequently refinanced with a portion of the proceeds of the offering of the Securities (defined below) and other cash provided by CalEnergy and Magma.

   Since the Magma Acquisition, the operations of the Salton Sea Projects and the Partnership Projects acquired in such acquisition have substantially improved, and significant cost savings and efficiencies have been realized. On April 17, 1996, a subsidiary of CalEnergy acquired all of the stock of BN Geothermal, Inc. ("BNG"), Niguel Energy Company ("Niguel"), San Felipe Energy Company ("San Felipe") and Conejo Energy Company ("Conejo") from Edison Mission Energy ("Mission") for $70 million. Such acquired partnership companies owned 50% partnership interests in each of the Partnership Projects. As a result of such acquisition (the "Partnership Interest Acquisition"), CalEnergy obtained full operating and ownership control of all of the Partnership Projects.

   Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors. CalEnergy Operating Company ("CEOC"), a subsidiary in which Magma owns a 99% interest and the Funding Corporation owns a 1% interest, currently operates each of the Salton Sea Projects and the Partnership Projects. Affiliates of Magma control, through a variety of fee, leasehold, and royalty interests, rights to geothermal resources for power production in the Salton Sea Known Geothermal Resource Area ("SSKGRA"). The Funding Corporation believes that such resources will be sufficient to operate the Salton Sea Projects and the Partnership Projects at contract capacity under their respective power purchase agreements through the final maturity date of the Securities.

   Each of the Salton Sea Guarantors, the Partnership Guarantors and the Royalty Guarantor is an indirect wholly-owned subsidiary of CalEnergy. Salton Sea Brine Processing, L.P. ("SSBP"), Salton Sea Power Generation, L.P. ("SSPG") and Fish Lake Power Company ("Fish Lake") (collectively, the "Salton Sea Guarantors") own four geothermal power plants located in Imperial Valley, California known as Salton Sea Unit I, Salton Sea Unit II, Salton Sea Unit III and Salton Sea Unit IV (collectively, the "Salton
Sea Projects"). Each of the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers") and Del Ranch, L.P. ("Del Ranch" and, collectively with Vulcan, Elmore and Leathers, the "Partnership Project Companies") owns a geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project and the Del Ranch Project, respectively (such projects, collectively, the "Partnership Projects"). As is more fully described below, the other Partnership Guarantors (as defined below) collectively own or have the right to receive cash flow from 100% of the equity in such Partnership Project Companies.

   Vulcan Power Company ("VPC") and its wholly-owned subsidiary, BNG, own 100% of the partnership interests in Vulcan. CEOC and its wholly-owned subsidiaries, Niguel, San Felipe and Conejo, collectively own 90% partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Magma owns all of the remaining 10% interests in each of Elmore, Leathers and Del Ranch. CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, all of the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore, Leathers and Del Ranch and Magma's special distributions equal to 4.5% of total energy revenues from the Leathers Project. BNG, Niguel, San Felipe and Conejo and their interest in the Partnership Project Companies (collectively, the "Additional Partnership Guarantors"), together with CEOC and VPC and their original interest in the Partnership Project Companies (collectively the "Initial Partnership Guarantors"), are collectively referred to as the "Partnership Guarantors".

   Salton Sea Royalty Company ("SSRC" or the "Royalty Guarantor") received an assignment of certain fees and royalties
("Royalties") paid by three Partnership Projects, Elmore, Leathers and Del Ranch. In addition, the Royalty Guarantor received an assignment of certain Royalties payable by certain geothermal power plants located in Imperial Valley, California which are owned by an unaffiliated third party (the "East Mesa Project", and together with the Salton Sea Projects and the Partnership Projects, the "Projects"). Such Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein.

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

The Exchange Offer

   In 1996, Funding Corporation issued $70,000,000 aggregate principal amount of the Old Series D Securities and $65,000,000 aggregate principal amount of the Old Series E Securities. Subsequently, the Funding Corporation exchanged (i) $70,000,000 aggregate principal amount of Old Series D Securities for an equal principal amount of New Series D Securities, and $65,000,000 aggregate principal amount of Old Series E Securities for an equal amount of New Series E Securities. In 1995, the Funding Corporation exchanged (i) $232,750,000 aggregate principal amount of Old Series A Securities for an equal principal amount of New Series A Securities, (ii) $133,000,000 aggregate principal amount of Old Series B Securities for an equal principal amount of New Series B Securities, and (iii) $109,250,000 aggregate principal amount of Old Series C Securities for an equal principal amount of New Series C
Securities.  The  Old  Series  A Securities,  the  Old  Series  B
Securities, the Old Series C Securities, the Old Series D Securities and the Old Series E Securities are sometimes referred to herein as the "Old Securities", and the New Series A Securities, New Series B Securities, the New Series C Securities, New Series D Securities and New Series E Securities are sometimes referred to herein as the "New Securities". The exchange offer of New Securities for the Old Securities is sometimes referred to herein as the "Exchange Offer". The New Securities are obligations of the Funding Corporation evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that (i) the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and
(ii) the New Securities will not provide for any increase in the interest rate thereon. Capitalized terms not otherwise defined herein shall have the meaning set forth in the Indenture, as amended, between Chemical Trust Company of California and Funding Corporation.

   The Funding Corporation received no proceeds from the exchange pursuant to the Exchange Offers. The net proceeds received by the Funding Corporation from the issuance of the Old Securities to the Initial Purchasers in the two separate offerings (after deduction of certain transaction costs) was approximately $604 million and was used for the following purposes: (a) approximately $253 million to repay certain non-recourse indebtedness of CalEnergy incurred in connection with the Magma Acquisition; (b) approximately $102 million to refinance existing indebtedness of the Salton Sea Projects; (c) approximately $115 million to finance the Salton Sea Expansion, (d) approximately $96 million to refinance all of the existing project-level indebtedness under credit agreements of the Partnership Project Companies; (e) approximately $15 million to fund the Capital Expenditure Fund to be used for certain capital improvements to the Partnership Projects and the Salton Sea Projects, and (f) approximately $23 million to fund a portion of the purchase price payable by the Initial Partnership Guarantors for the Acquired Partnership Companies.

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

Structure of and Collateral for the Securities

   The New Securities and any additional securities issued pursuant to the Indenture (the "Securities") will be payable from the proceeds of payments made in respect of principal and interest on the Project Notes by the Guarantors to the Funding Corporation. The Securities are secured by the capital stock of the Funding Corporation and guaranteed by the Guarantors. The
Guarantees (which are unlimited in the case of the Salton Sea Guarantors and which are limited to Available Cash Flow, in the case of the Partnership Guarantors and the Royalty Guarantor) are secured:

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

(ii)in the case of the Partnership Guarantee, by a senior first priority Lien on substantially all of the assets of the Partnership Project Companies, a senior first priority Lien on the Equity Cash Flows and Royalties of the Initial Partnership Guarantors and a pledge of the stock and of other equity interests in the Partnership Guarantors; and

(iii) in the case of the Royalty Guarantee, by a senior first priority lien on all Royalties paid to the Royalty Guarantor and a pledge of the capital stock of the Royalty Guarantor.

   CEOC, VPC and the Royalty Guarantor receive various Royalties and Equity Cash Flows from the Partnership Project Companies and an unaffiliated third party. At the time of the initial offering of the Old Series A Securities, Old Series B Securities and Old Series C Securities, CEOC and VPC owned or had the right to receive (among other things) equity distributions relating to 50% of the Partnership Project Companies. In connection with such initial offering of the Old Series A Securities, Old Series B Securities and Old Series C Securities, CEOC, VPC and the Royalty Guarantor pledged all such Royalties and Equity Cash Flows as Collateral for their obligations under the Project Notes and
Guarantees (the "Existing Partnership Collateral"). Similarly, in connection with such initial offering of the Old Series A Securities, Old Series B Securities and Old Series C Securities, CEOC, VPC and the Royalty Guarantor agreed to deposit all such Royalties and Equity Cash Flows with the Depositary Agent pursuant to the Depositary Agreement for purposes of paying, inter alia, their obligations under the Project Notes (the "Existing Partnership Cash Flow Deposits").

   In connection with the offering of the Old Series D Securities and Old Series E Securities, CEOC and VPC acquired the remaining 50% equity interests in the Partnership Project Companies and retired existing non-recourse debt of the Partnership Project Companies. As security for the Partnership Project Note and the Partnership Guarantee, the Partnership Project Companies pledged all of their revenues and assets as Collateral for their obligations under the Partnership Project Note and the Partnership Guarantee (the "Additional Partnership Collateral") and agreed to deposit all of their revenues with the Depositary Agent pursuant to the Depositary Agreement for purposes of paying, inter alia, their obligations under the Project Notes (the "Additional Partnership Revenue Deposits"). The Funding Corporation believed that these changes benefit Security holders by increasing the revenues available to pay the Securities, and, by refinancing existing Del Ranch, Elmore and Leathers indebtedness, removing the structural subordination of the Project assets. However, since the Royalties and Equity Cash Flows constituting the Existing Partnership Collateral (other than the East Mesa Royalties) are payable solely out of the revenues of the Partnership Project Companies pledged as Additional Partnership Collateral, the supplemental benefits of such Existing Partnership Collateral and Existing Partnership Cash Flow Deposits are, as a practical matter, largely subsumed and included within the grant of the Additional Partnership Collateral and Additional Partnership Revenue Deposits. Accordingly, the Additional Partnership Collateral and Additional Partnership Revenue Deposits should be viewed as comprising all of the material Partnership Project Note and Partnership Guarantee.

   The structure has been designed to cross-collateralize cash flows from each Guarantor without cross- collateralizing all of the Guarantor's assets. Therefore, if a Guarantor defaults on its Credit Agreement, Project Notes or its Guarantee, without causing a payment default on the Securities, then the Trustee may direct the Collateral Agent to exercise remedies only with respect to the Collateral securing such Credit Agreement, Project Notes and Guarantee. If, however, such default causes a payment default on the Securities, then the Trustee may accelerate the Securities and direct the Collateral Agent to exercise remedies against all such Collateral and, if different, the Collateral from the Salton Sea Guarantors.

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

The Projects

   Set forth below is a table describing certain characteristics of the Salton Sea Projects and the Partnership Projects, and the Guarantors' collective interests therein. All the Salton Sea Projects and Partnership Projects are located in the Imperial Valley, California and sell power to Southern California Edison Company ("Edison").

                        FACILITY
                        CAPACITY
                         AND NET
PROJECT                 OWNERSHIP      DATE  OF       CONTRACT      CONTRACT
                       INTEREST OF    COMMERCIAL     EXPIRATION       TYPE
                       GUARANTORS     OPERATION
                     (IN MW)(1)(2)

Salton Sea Projects

Salton Sea Unit I         10.0         7/1987          6/2017      Negotiated
Salton Sea Unit II        20.0         4/1990          4/2020      SO4
Salton Sea Unit III       49.8         2/1989          2/2019      SO4
Salton Sea Unit IV        39.6         6/1996          5/2026      Negotiated

Subtotal                 119.4

Partnership Projects

Vulcan                    34.0        2/1986           2/2016      SO4
Elmore                    38.0        1/1989          12/2018      SO4
Leathers                  38.0        1/1990          12/2019      SO4
Del Ranch                 38.0        1/1989          12/2018      SO4

Subtotal                 148.0

Total                    267.4


(1)Facility Capacity does not necessarily reflect electric output available for sale to Edison.
(2) CEOC and its wholly-owned subsidiaries collectively own an aggregate 90% interest in, and CEOC is entitled to receive the additional 10% equity distribution payable to Magma by, each of Elmore, Leathers and Del Ranch. VPC and its wholly-owned subsidiary own Vulcan.


                     Transaction Structure

Salton Sea Projects

   The Salton Sea Guarantors collectively own the four Salton Sea Projects with an aggregate net generating capacity of approximately 119.4 MW. All of the Salton Sea Projects have executed long term power purchase agreements, providing for the sale of capacity and energy to Edison.

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

   All of the Salton Sea Projects, other than Salton Sea Unit IV, have been operating for at least 5 years. The three operating
Salton Sea Projects operated at a combined facility capacity factor of 90.8% in 1994, 86.5% in 1995 and 90.4% in 1996.

  The Salton Sea Guarantors recently expanded the capacity of the Salton Sea Projects through the construction of Salton Sea Unit IV adjacent to the site where Salton Sea Unit III is currently located. Such construction and the installation of the pH modification process at Salton Sea Units I and III is referred to herein as the "Salton Sea Expansion". The pH Modification Process has been in use at Salton Sea Unit II for over 5 years. The process lowers the pH of the geothermal resource thereby significantly reducing the amount of solids in the geothermal fluid which precipitate out of solution. This is expected to result in significantly lower operation and maintenance costs.

Partnership Projects

   The Partnership Projects have an aggregate facility generating capacity of 148 MW. The Partnership Guarantors own 100% of the Vulcan Project and 90% partnership interests in the Elmore, Leathers and Del Ranch Projects. Magma owns the remaining 10% interests in each of the Elmore, Leathers and Del Ranch Projects and has agreed to pay to CEOC the partnership distributions it receives from such interests in exchange for certain proprietary data and services provided by CEOC. Magma has collaterally assigned to CEOC Magma's right to such payments and such payments are collateral for the Securities. The 50% interest of the Partnership Projects previously owned by certain affiliates of Edison were acquired by a subsidiary of CalEnergy on April 17, 1996 and subsequently transferred to CEOC and VPC.

   All of the Partnership Projects have executed SO4 Agreements for the sale of capacity and energy to Edison which contracts provide for fixed price capacity payments for the life of the contract and scheduled price energy payments for the first 10 years. Thereafter, the energy payments paid by Edison will be based on Edison's Avoided Cost of Energy. The scheduled price energy period for the Vulcan Project expired on February 9, 1996 and will expire on December 31, 1998 for the Del Ranch and Elmore Projects, and December 31, 1999 for the Leathers Project.

   All of the Partnership Projects have been operating for at least 5 years. The Partnership Projects operated at a combined facility capacity factor of 103.8% in 1994, 105.9% in 1995 and 104.8% in 1996.

Royalties and Royalty Projects

   The Royalty Guarantor has received an assignment from Magma of certain royalties ("Royalties") received from the Leathers, Del Ranch and Elmore Projects and the East Mesa Project in exchange for the provision to those projects of the rights to use certain geothermal resources, as well as the assignment of a power purchase agreement. Substantially all of the assigned Royalties are based on a percentage of energy and capacity revenues of the respective projects. Pursuant to the assignment, the Royalty Guarantor is entitled to receive the aggregate percentages of such project's energy and capacity revenues as illustrated in the chart below. The Partnership Guarantors are also entitled to receive Royalties from the Partnership Projects as illustrated in the chart below. Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein. All such Royalties (other than the various operating costs, as reflected in the financial statements) are payable from revenues which will constitute Partnership collateral.


              ROYALTIES TO BE PAID TO      ROYALTIES TO BE PAID TO
                 ROYALTY GUARANTOR         PARTNERSHIP GUARANTORS(1)
PROJECT   FACILITY  % ENERGY   % CAPACITY   % ENERGY% CAPACITY
          CAPACITY  REVENUES  REVENUES      REVENUES  REVENUES
                                 (MW)
Del Ranch     38     23.33       1.00       5.67      3.00
Elmore        38     23.33       1.00       5.67      3.00
Leathers      38     21.50       0.00       7.50      3.00
Vulcan        34      0.00       0.00       4.17      0.00
East Mesa Sr.
 Royalty(2)   37      4.00       4.00       0.00      0.00
Jr. Royalty   --     10.00      10.00       0.00      0.00

  Total      185


(1)    CEOC  is  also entitled to receive Royalties as  described
  herein.    Such Royalties are payable from revenues  that  will
  constitute Partnership collateral.

(2)The  East  Mesa Junior Royalties (which are due but  have  not been  paid to date), are junior to debt service of the East  Mesa
Project.   The  East  Mesa Senior Royalties are  senior  to  debt
service of the East Mesa Project.

   The East Mesa Project has executed a long term power sales agreement with Edison providing for fixed price capacity payments for the life of the agreement and fixed price energy payments for the first 10 years. Thereafter, the energy payments will be based on Edison's Avoided Cost of Energy. The fixed price energy period for the East Mesa Project expires on December 31, 1999. The East Mesa Project has been operating for over 5 years.

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

   The power purchase agreements pursuant to which all of the Projects (other than Salton Sea Unit I and Salton Sea Unit IV) sell electricity to Edison are SO4 Agreements. The SO4 Agreements provide for both capacity payments and energy payments for a term of 30 years. While the basis for the capacity payment of each SO4 Agreement is fixed for the entire 30-year term, the price of energy payments is fixed only for the first ten years of the term (the "Scheduled Price Period"). Thereafter, the required energy payment converts to Edison's Avoided Cost of Energy, as filed with the California Public Utility Commission ("CPUC"). The Scheduled Price Period expired in 1996 for Vulcan and will expire in 1999 for Salton Sea Unit III, Del Ranch and Elmore and in 2000 for Salton Sea Unit II, Leathers and East Mesa.

   Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Funding Corporation and the Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements with Edison at the expiration of the Scheduled Price Periods. Edison's Avoided Cost of Energy as determined by the CPUC is currently substantially below the scheduled energy prices for the Scheduled Price Periods under the respective SO4 Agreements. For the year ended December 1996, the time period-weighted average of Edison's Avoided Cost of Energy was 2.5 cents per kWh, compared to the time period-
weighted  average  for  1996  energy  selling   prices
pursuant to the SO4 Agreements of approximately 9.7 cents per kWh, for the combined Salton Sea and Partnership Projects. Thus, the revenues generated by each of the Projects operating under SO4 Agreements are likely to decline significantly after the expiration of the relevant Scheduled Price Period.

       Terms of the New Securities and the Old Securities

  The New Securities were issued as part of two separate Exchange Offers which applied to the recapitalization of $610,000,000 aggregate principal amount of the Old Securities. On July 21, 1995 Funding Corporation issued $475,000,000 of Salton Sea Notes and Bonds Series A, B and C, the Old Series A Securities, Old Series B Securities and Old Series C Securities. On June 20, 1996 Funding Corporation issued additional securities of $135,000,000 of Salton Sea Notes and Bonds Series D and E, the Old Series D Securities and the Old Series E Securities. The New Securities are obligations of the Funding Corporation evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that (i) the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and
(ii) the New Securities will not provide for any increase in the interest rate thereon.

   The Securities are issued by Funding Corporation. Payment of the Securities is guaranteed by the Partnership Guarantors and the Royalty Guarantor to the extent of their Available Cash Flow, and the Salton Sea Guarantors. The Interest Payment Dates for the Securities are May 30 and November 30, commencing November 30, 1995.

   The Old Securities were rated "Baa3" by Moody's Investors Service, Inc. ("Moody's") and "BBB-" by Standard & Poor's Ratings Group ("S&P"). The initial average life of the Series A Securities was 2.42 years. The initial average life of the Series B Securities was 6.89 years. The initial average life of the Series C Securities was 12.36 years. The initial average life of the Series D Securities was 2.01 years. The initial average life of the Series E Securities was 10.01 years.

The  $232,750,000 principal of the 6.69% Series A Securities  due
May 30, 2000 are payable in semiannual installments, which commenced November 30, 1995, as follows:

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

The  $70,000,000 principal of the 7.02% Series D  Securities  due
May   30,  2000  will  be  payable  in  semiannual  installments, commencing May 30, 1997, as follows:

  PAYMENT DATE           PERCENTAGE OF
                        PRINCIPAL AMOUNT
                          PAYABLE

  May 30, 1997           18.4642857143%
  November 30, 1997      18.4642857143%
  May 30, 1998           22.8571428571%
  November 30, 1998      22.8571428571%
  May 30, 1999            7.6071428571%
  November 30, 1999       7.6071428571%
  May 30, 2000            2.1428571430%

The  $65,000,000 principal of the 8.30% Series E  Securities  due
May   30,  2011  will  be  payable  in  semiannual  installments, commencing May 30, 1999, as follows:

  PAYMENT DATE           PERCENTAGE OF
                        PRINCIPAL AMOUNT
                          PAYABLE

  May 30, 1999            9.2907692308%
  November 30, 1999       9.2907692308%
  May 30, 2000            3.0769230769%
  November 30, 2000       3.0769230769%
  May 30, 2001            0.7692307692%
  November 30, 2001       0.7692307692%
  May 30, 2002            1.2307692308%
  November 30, 2002       1.2307692308%
  May 30, 2003            2.3076923077%
  November 30, 2003       2.3076923077%
  May 30, 2004            2.5000000000%
  November 30, 2004       2.5000000000%
  May 30, 2005            2.6923076923%
  November 30, 2005       2.6923076923%
  May 30, 2006            1.9230769231%
  November 30, 2006       1.9230769231%
  May 30, 2007            1.9230769231%
  November 30, 2007       1.9230769231%
  May 30, 2008            2.6923076923%
  November 30, 2008       2.6923076923%
  May 30, 2009            2.5000000000%
  November 30, 2009       2.5000000000%
  May 30, 2010           10.3846153846%
  November 30, 2010      10.3846153846%
  May 30, 2011           17.4184615384%


Priority of Payments

   All revenues received by the Salton Sea Guarantors from the Salton Sea Projects, all revenues received by the Partnership Project Companies from the Partnership Projects,all Equity Cash Flows and Royalties received by the Initial Partnership Guarantors and all Royalties received by the Royalty Guarantor shall be paid into a Revenue Fund maintained by a Depositary. Amounts paid into the Revenue Fund shall be distributed in the following order of priority: (a) to pay Operating and Maintenance Costs of the Guarantors; (b) to pay certain administrative costs of the agents for the secured parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities and the Debt Service Reserve Bonds, if any, and interest and certain fees payable to the Debt Service Reserve LOC Provider; (d) to pay principal of Debt Service Reserve LOC Loans and certain related fees and charges; (e) to replenish any shortfall in the Debt Service Reserve Fund; (f) to pay certain breakage costs in respect of Debt Service Reserve LOC Loans, and indemnification and other expenses to the Secured Parties, and
(g) to the Distribution Fund or Distribution Suspense Fund, as applicable.

Debt Service Reserve Fund

   A Debt Service Reserve Fund for the benefit of the Security Holders and the Debt Service Reserve Letter of Credit Provider has been established under the Depositary Agreement. The amounts available to be drawn under the Debt Service Reserve Letter of Credit and all other amounts held in the Debt Service Reserve Fund shall at all times (a) on or prior to December 31, 1999, be required to equal the remaining maximum semiannual scheduled principal and interest payments on the Securities and (b)
subsequent  to  December  31, 1999,  be  required  to  equal  the remaining maximum annual scheduled principal and interest payments on the Securities. The Debt Service Reserve Letter of Credit must be issued by a financial institution rated at least "A" by S&P and "A2" by Moody's. Drawings on the Debt Service
Reserve Letter of Credit will be available to pay principal of and interest on the Securities and interest on loans created by drawings on such Debt Service Reserve Letter of Credit.

Optional Redemption

   The Series E Securities are subject to optional redemption, in whole or in part, pro rata at par plus accrued interest to the Redemption Date plus a premium calculated to "make whole" to comparable U.S. Treasury securities plus 50 basis points. The Series B Securities and Series C Securities are subject to optional redemption, in whole or in part, pro rata at par plus accrued interest to the Redemption Date plus a premium calculated to "make whole" to comparable U.S. treasury securities plus 50 basis points. The Series A Securities and Series D Securities are not subject to optional redemption.


Mandatory Redemption

   The Securities are subject to mandatory redemption, pro rata within each maturity, at par plus accrued interest to the Redemption Date, (a) if a Permitted Power Contract Buy-Out occurs unless the Rating Agencies confirm the then current Rating of the Securities; (b) upon the acceleration of a Project Note in an amount equal to the principal amount of such note plus accrued interest; (c) upon the occurrence of certain events of loss, condemnation, title defects or similar events related to the Salton Sea Projects or the Partnership Projects or (d) upon the foreclosure by the Collateral Agent of Collateral securing the Guarantor's obligations under the Salton Sea Guarantee, the Partnership Guarantee or Royalty Guarantee.


Distributions

  Distributions may be made only from and to the extent of monies on deposit in the Distribution Fund. Such distributions are subject to the prior satisfaction of the following conditions:

  (a) the amounts contained in the Principal Fund and the Interest Fund shall be equal to or greater than the aggregate scheduled principal and interest payments next due on the Securities;
(b) no Default or Event of Default under the Indenture shall have occurred and be continuing;
(c) the Debt Service Coverage Ratio for the preceding four fiscal quarters, measured as one annual period (or, with respect to any proposed distribution date prior to the first anniversary of the Closing Date, using a combination of historical and projected results, as provided in the Indenture), is equal to or greater than 1.4 to 1, if such distribution date occurs prior to the year 2000, and, if in or subsequent to the year 2000, is equal to or greater than 1.5 to 1, as certified by an officer of the Funding Corporation;
(d) the projected Debt Service Coverage Ratio of the Securities for the succeeding four fiscal quarters measured as one annual period is equal to or greater than 1.4 to 1, if such distribution date occurs prior to the year 2000, and, if such distribution date occurs in or subsequent to the year 2000, is equal to or greater than 1.5 to 1, as certified by an officer of the Funding Corporation;
(e) the Debt Service Reserve Fund shall have a balance equal to or greater than the Debt Service Reserve Letter (or Letters) of Credit shall be equal to or greater than (collectively with the balance, if any, in the Debt Service Reserve Fund) the Debt Service Reserve Fund Required Balance;
(f) an officer of the Funding Corporation provides a certificate (based on customary assumptions) that there are sufficient geothermal resources to operate the Salton Sea Projects and the Partnership Projects at contract capacity through the Final Maturity Date; and
(g) Substantial Completion of the Salton Sea Expansion has occurred on or prior to January 1, 1997; provided that, if such condition is not satisfied, no distributions shall be made unless and until (i) Substantial Completion of the Salton Sea Expansion occurs prior to January 1, 1998, or (ii) Series B Securities and Series C Securities having an aggregate principal amount of $150 million are redeemed or (iii) the Funding Corporation and the Guarantors take such actions as the Rating Agencies require to confirm the Investment Grade Rating of the Securities; provided further, that this condition to distribution shall only apply after January 1, 1997, unless the Salton Sea Guarantors have previously notified the Trustee that the Salton Sea Expansion has been abandoned.

Ranking and Security for the Securities

  The Securities shall be senior debt of the Funding Corporation. Payment of the Securities is provided for by payments to be made by the Guarantors under their Project Notes, and the Securities are secured by a pledge to the Collateral Agent of all of the outstanding capital stock of the Funding Corporation and the Guarantees.

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


Incurrence of Additional Debt

   The Funding Corporation shall not incur any Debt other than "Permitted Debt". "Permitted Debt" means:

  (a)   The Securities;
(b) Debt incurred to acquire the East Mesa Project in whole or in part; provided that no such Debt may be incurred unless at the time of such incurrence (i) no Default or Event of Default has occurred and is continuing and (ii) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade;
(c) Debt incurred to develop, construct, own, operate or acquire additional Permitted Facilities in the Imperial Valley ("Additional Projects"); provided that no such debt may be incurred unless at the time of such incurrence (i) no Default or Event of Default has occurred and is continuing and (ii) the Rating Agencies confirm that the Securities will maintain an Investment Grade Rating after giving effect to such Debt;
(d) Debt incurred to finance the making of capital improvements to the Salton Sea Projects, the Partnership Projects or Additional Projects required to maintain compliance with applicable law or anticipated changes therein; provided that no such Debt may be incurred unless at the time of such incurrence the Independent Engineer confirms as reasonable (i) a certification by the Funding Corporation (containing customary qualifications) that the proposed capital improvements are reasonably expected to enable such Project to comply with applicable or anticipated legal requirements and (ii) the calculations of the Funding Corporation that demonstrate, after giving effect to the incurrence of such Debt, the minimum projected Debt Service Coverage Ratio (x) for the next four consecutive fiscal quarters, commencing with the quarter in which such Debt is incurred, taken as one annual period, and (y) for each subsequent fiscal year through the Final Maturity Date, will not be less than 1.2 to 1;
(e) Debt incurred to finance the making of capital improvements to the Salton Sea Projects, the Partnership Projects or Additional Projects not required by applicable law so long as after giving effect to the incurrence of such Debt (i) no Default or Event of Default has occurred and is continuing, and (ii) (A) the Independent Engineer confirms as reasonable (x) the calculations of the Funding Corporation that demonstrate that the minimum projected Debt Service Coverage Ratio for the next four consecutive quarters, taken as one annual period, and each subsequent fiscal year, will not be less than 1.4 to 1, and (y) the calculations of the Funding Corporation that demonstrate the average projected Debt Service Coverage Ratio for all succeeding fiscal years until the Final Maturity Date will not be less than
1.7 to 1 or (B) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade;
(f)   Working Capital Debt in an aggregate amount not to exceed
$15,000,000;
(g)   Debt incurred under the Debt Service Reserve LOC
Reimbursement Agreement;
(h) Debt incurred in connection with certain permitted interest rate swap arrangements;
(i) Debt incurred by the Funding Corporation in an aggregate amount not to exceed $30,000,000, in connection with the development, construction, ownership, operation, maintenance or acquisition of Permitted Facilities;
(j) Subordinated Debt from Affiliates in an aggregate amount not to exceed $200,000,000 which shall be used to finance capital, operating or other costs with respect to the Projects or Additional Projects; and
(k)   Debt incurred to support a Working Capital Facility.

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

The Project Notes

   The Salton Sea Guarantors jointly and severally issued a Project Note in an initial principal amount of $325,000,000; the Partnership Guarantors jointly and severally issued a Project
Note in an initial principal amount of $75,000,000, and an additional project note in an amount of $135,000,000, and the Royalty Guarantor issued a Project Note in an initial principal amount of $75,000,000.

   The Guarantee and Project Notes issued by the Salton Sea Guarantors are senior secured Debt of the Salton Sea Guarantors. Security for payment of the Guarantee and Project Notes issued by the Salton Sea Guarantors includes: (a) an assignment of all revenues received by the Salton Sea Guarantors from the Salton Sea Projects which will be applied in accordance with the priorities of payment established under the Depositary Agreement;
(b) a Lien on the geothermal property interests of each of the Salton Sea Guarantors and the Salton Sea Projects; (c) a collateral assignment of certain material contracts; (d) a pledge of the equity interests in the Salton Sea Guarantors; and (e) a Lien on the Expansion Fund and any other funds of the Salton Sea Guarantors on deposit under the Depositary Agreement. The assets described in clauses (a) through (e) and any other assets securing the Guarantee and Project Notes issued by the Salton Sea Guarantors at any time are collectively referred to herein as the "Salton Sea Collateral."

   The Guarantee and Project Notes issued by the Partnership Guarantors are senior secured Debt of the Partnership Guarantors. Security for payment of the Guarantee and Project Notes issued by the Partnership Guarantors includes: (a) an assignment of all revenues received by the Partnership Project Companies from the Partnership Projects and of all available Equity Cash Flows and Royalties of the Initial Partnership Guarantors which will be applied in accordance with the priorities of payment established under the Depositary Agreement; (b) a Lien on substantially all of the assets of each of the Partnership Project Companies and the Partnership Projects; (c) a collateral assignment of certain material contracts and payment rights; (d) a pledge of the capital stock of (or other equity interests in) the Partnership Guarantors; and (e) a Lien on the Capital Expenditure Fund and any other funds of the Partnership Guarantors on deposit under the Depositary Agreement. The assets described in clauses (a) through (e) and any other assets securing the Guarantee and the Project Notes issued by the Partnership Guarantors at any time are collectively referred to herein as the "Partnership Collateral."

   The Guarantee and Project Note issued by the Royalty Guarantor are senior secured Debt of the Royalty Guarantor. Security for the payment of the Guarantee and Project Note or Notes issued by the Royalty Guarantor includes: (a) an assignment of all Royalties paid to the Royalty Guarantor which will be applied in accordance with the priorities of payment established under the Depositary Agreement; (b) a collateral assignment of certain material contracts; (c) a pledge of the capital stock of the Royalty Guarantor; and (d) a Lien on any funds of the Royalty Guarantor on deposit under the Depositary Agreement. The assets described in clauses (a) through (d) and any other assets securing the Guarantee and Project Note issued by the Royalty Guarantor at any time are collectively referred to herein as the "Royalty Collateral."

Principal Covenants

   Principal covenants under the Credit Agreements require each Guarantor to agree, subject to certain exceptions and qualifications, (a) not to enter into any transaction of merger or consolidation, change its form of organization, liquidate, wind-up or dissolve itself; (b) not to enter into non-arm's length transactions or agreements with Affiliates; (c) not to incur (i) any Debt except Permitted Guarantor Debt and (ii) any
Liens except for Permitted Liens; (d) not to engage in any business other than as contemplated by the respective Credit
Agreement; and (e) not to amend, terminate or otherwise modify certain of the Project Documents to which they are a party except as permitted under the respective Credit Agreements. In addition to these principal covenants, in the Salton Sea Credit Agreement and the Partnership Credit Agreement, the Salton Sea Guarantors and the Partnership Guarantors have agreed (a) not to sell, lease or transfer any property or assets material to the Salton Sea Projects or the Partnership Projects, as applicable, except in the ordinary course of business; and (b) to maintain insurance as is generally carried by companies engaged in similar businesses and owning similar properties.

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

              Regulatory and Environmental Matters

   The Guarantors are subject to a number of environmental laws and regulations affecting many aspects of their present and future operations, including the disposal of various forms of materials resulting from geothermal reservoir production, the construction of the Salton Sea Expansion and the drilling and operation of new wells. Such laws and regulations generally require the Guarantors to obtain and comply with a wide variety of licenses, permits and other approvals. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Guarantors and the Projects also remain subject to a varied and complex body of environmental and energy regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Guarantors and the Projects which could have an adverse impact on their operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including the Public Utility Regulatory Policies Act ("PURPA") and its implementation by utility commissions in the various states. The structure of such federal and state energy regulations has in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such challenges or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Guarantors and Projects, which would result in increased compliance costs could have a material adverse effect on the Guarantors' and the Projects' results of operations.


                           Employees

   Employees necessary for the operation of the Salton Sea Projects and the Partnership Projects are provided by CEOC, under the operation and maintenance agreements described below. As of December 31, 1996, CEOC employed approximately 209 people at the Salton Sea Projects and the Partnership Projects, collectively. CEOC employees are not covered by any collective bargaining agreement. The Funding Corporation believes that CEOC's employee relations are good.

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


Item 2.  Properties

  The Funding Corporation does not separately own or lease office space but has arranged for a separate suite at CalEnergy's offices in Omaha, Nebraska. (See page 6 for a schedule of the Guarantors facilities.)


Item 3.  Legal Proceedings

   The Funding Corporation is not a party to any material legal proceedings.


Item 4.Submission of Matters to a Vote of Security Holders.

  Not applicable.

                            Part II


  Item  5.  Market  for Registrant's Common  Equity  and  Related
Stockholder's Matters

  Not applicable.

Item 6.  Selected Financial Data (Dollars in thousands)

Salton Sea Funding Corporation

   The following tables set forth selected historical financial and operating data of the Funding Corporation. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.


                           Year Ended
                          December 31,    From June 20, 1995 (Inception Date)
                           1996 (2)          through December 31, 1995 (1)
                       ----------------  -----------------------------------
Total revenues              $40,567             $17,577
Interest expense             36,761              15,022
Provision for income taxes    1,273               1,048
Total expenses               38,746              16,070
Net income                    1,821               1,507



                                         December 31,           December 31,
                                           1996(2)                 1995
                                     -------------------     ------------------

Notes receivables from affiliates          $538,982              $452,088
Total assets                                575,989               522,521
Senior secured notes and bonds              538,982               452,088
Total liabilities                           567,295               515,571
Stockholder's equity                          8,694                 6,950


(1) Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior notes and bonds and issued $475,000 of senior secured notes and bonds.

(2)  On  June  20,  1996  Funding Corporation  issued  additional
securities of $135,000 of Salton Sea Notes and    Bonds Series  D
and E.



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


                                                   Nine Months Ended
                          Year Ended December 31,     December 31
                          1996(1)  1995(2)   1994       1993(3)

Sales of electricity    $ 90,982$  71,605 $  74,576  $ 60,158
Total revenues            91,123   71,605    74,998    60,158
Operating expenses        27,175   26,096    24,766    19,336
Depreciation and
 amortization             14,272   10,556    10,049     7,425
Interest expense, net of
 capitalized interest     14,645   15,605     8,240     4,267
Total expenses            56,092   52,257    43,055    31,027
Net income                35,031   17,955    31,943    29,131

Property, plant, contracts
 and equipment, net      484,182  417,287   204,329   211,409
Total assets             565,934  500,400   232,914   223,066
Loans payable                 --       --   114,308   140,000
Senior secured project
 note                    299,840  321,500      --          --
Total liabilities        374,562  330,801   114,936   140,566
Guarantors' equity       191,372  169,599   117,978    82,500

(1)    In June 1996, Salton Sea Unit IV commenced operations.

(2) Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Salton Sea Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Salton Sea Guarantors.

(3)    On  March 31, 1993, the Salton Sea Corporations  completed
their acquisition of Salton Sea Units I, II     and III.
Partnership Guarantors

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

                                     Year Ended December 31,

                                    1996(1)   1995(2)    1994     1993    1992
Sales of electricity               $132,212  $76,909   $70,692  $65,579 $60,979
Total revenues                      140,226   87,483    76,050   70,057  65,523
Operating expenses                   58,945   32,143    35,306   35,597  34,357
Depreciation and amortization        33,974   18,958     9,037    9,249   8,597
Interest expense, net of
 capitalized interest                 4,848    8,826     3,285    3,712   4,782
Total expenses                       97,767   59,927    47,628   48,558  47,736
Provision for income taxes           16,700   11,492    11,284    8,405   6,973
Net income                           25,759   14,637    17,138   13,094   6,620

Property, plant, contracts
 and equipment, net                 364,849  298,956   137,265  138,664 145,060
Total assets                        742,183  602,172   180,443  178,894 183,899
Loans payable                             -   43,766    52,340   60,119  67,365
Senior secured project note         182,204   62,706         -        -       -
Total liabilities                   314,121  228,440    74,048   75,507  78,192
Guarantors' equity                  428,062  373,732   106,395  103,387 105,707

(1)    On  April  17,  1996  the remaining 50%  interest  of  the
  Partnership Projects was acquired from Edison Mission Energy.

(2)Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Partnership Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Partnership Guarantors.

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

                                            Year Ended December 31,
                                    1996    1995 (2)   1994 (3)   1993    1992
Total revenues(1)                $30,143    $28,383    $29,410  $26,942 $29,355
Operating expenses                 7,288      6,822    20,753    5,710    5,203
Depreciation and amortization     10,280     11,239         -        -        -
Interest expense                   5,246      4,757         -        -        -
Provision for income taxes         2,560        963      N/A      N/A       N/A
Total expenses(1) (3)             25,374     24,873    20,753    5,710    5,203
Net income(1)                      4,769      3,510     8,657   21,232   24,152

Royalty stream, net               44,372     53,744
Total assets                      91,073    117,341
Senior secured project note       56,936     67,882
Total liabilities                 81,233     89,290
Guarantor's equity                 9,840     28,051

(1)The historical summaries of revenues and related expenses for periods prior to 1995, which were prepared on the basis described in the financial statements appearing elsewhere herein, are not intended to be complete presentation of the predecessor's revenues and expenses.

(2)Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Royalty Guarantor to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Royalty Guarantor.

(3)During 1994, the Royalty Guarantor charged off is entire outstanding accrued Junior SO4 royalty receivable from GEO East Mesa. The charge amounted to $14,502 and is included in operating expenses. Excluding the one time charge, operating expenses would have been $6,251 and net income would have been $23,159.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands)


Factors Affecting Results of Operations

   Funding Corporation was organized for the sole purpose of acting as issuer of the Securities. The Securities are payable from the proceeds of payments made of principal and interest on the Senior Secured Notes and Bonds by the Guarantors, to the Funding Corporation. The Securities are guaranteed on a joint and several basis by the Guarantors. The guarantees of the Partnership Guarantors and Royalty Guarantor are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Securities.

   The periodic results of operations for the Guarantors are influenced to varying degrees by a number of factors, principally the level of revenues received under the power purchase agreements, project capacity utilization, the level of operating expenses and capital expenditures.


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

   The Partnership Projects sell all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the project and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4
Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

  The scheduled energy price periods of the Partnership Projects' SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Del Ranch, Elmore and Leathers Partnerships, respectively. Excluding Vulcan, which is receiving Edison's Avoided Cost of Energy, the Parthership Projects' SO4 Agreements provide for energy rates ranging from 12.6 cents per kWh in 1996 to 15.6 cents per kWh in 1999.

   The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Unit I was 5.1 cents per kWh during 1996. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1,100 per annum.

   The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires in April 2000 and February 1999, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity for the period April 1, 1994 through March 31, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3,300 and $9,700, respectively.

   The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6
MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30 year term but Edision is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

   For the year ended December 31, 1996, Edison's average Avoided Cost of Energy was 2.5 cents per kWh which is substantially below the contract energy prices earned for the year ended December 31, 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled payment periods.

Capacity Utilizations

   For purposes of consistency in financial presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore, Leathers plants are based on nominal capacity amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants, are based on nominal capacity amounts of 10, 20, 49.8 and 39.6 net MW, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

   The following data represents the aggregate capacity and electricity production of Salton Sea Units I and II, Salton Sea
Unit III and Salton Sea Unit IV:

                                   Year Ended December 31,
                                 1996        1995        1994
 Overall capacity factor          90.4%      86.5%        90.8%
 Capacity NMW (average)          103.0       79.8         79.8
 Kwh produced (in thousands)   817,400    604,300      634,890

The   following  data  represents  the  aggregate  capacity   and
electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                   Year Ended December 31,
                                    1996        1995        1994
 Operating capacity factor          104.8%     105.9%       103.8%
 Capacity NMW (average)             148.0      148.0        148.0
  Kwh  produced  (in thousands)   1,361,800  1,373,310    1,346,000


Results  of Operations for the Years Ended December 31, 1996  and 1995

Revenues

     The Salton Sea Guarantors' sales of electricity increased to $90,982 for the year ended December 31, 1996 from $71,605 for the same period last year, a 27.1% increase. This increase was due primarily to the addition of Salton Sea IV which commenced operations in June 1996 and increased electric production at the other plants.


      The Partnership Guarantors' sales of electricity increased to $132,212 for the year ended December 31, 1996 from $76,909 for the same period in 1995, a 71.9% increase. This increase was due primarily to the Partnership Interest Acquisition in April 1996. This increase was offset by a decline in revenue from Vulcan which reached the end of its scheduled price period and started receiving revenue at avoided cost rates in February 1996.

      The Royalty Guarantor revenue increased to $30,143 for the year ended December 31, 1996 from $28,383 for the same period last year. The increase in royalty revenue is the result of the higher energy sales at the Partnership Projects compared to the prior year resulting in higher royalties.

   Interest  and  other  income  for the  Partnership  Guarantors decreased  to  $8,014 for the year ended December 31,  1996  from
$10,574   for  the  same  period  in  1995.   The  decrease   was
attributable to lower cash balances.


Operating Expenses

     The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $27,175, or 3.32 cents per kWh, for the year ended December 31, 1996, from $26,096 or 4.32 cents per kWh for the same period in 1995. The increase in expenses was due primarily to the addition of Salton Sea Unit IV which began operations in June 1996.

       The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $58,945, or 4.90 cents per kWh, for the year ended December 31, 1996, from $32,143 or 5.52 cents per kWh for the same period in 1995. The 83.4% increase in costs was due primarily to the Partnership Interest Acquisition.

      The Royalty Guarantor's operating expenses increased to $7,288 for the year ended December 31, 1996 from $6,822 for the same period of 1995, a 6.8% increase. This increase was due to a scheduled increase in third party lessor royalties related to the increases in the Partnership Projects' sales of electricity.

Depreciation and Amortization

      The Salton Sea Guarantors' depreciation and amortization increased to $14,272 for the year ended December 31, 1996 from $10,556 for the year ended December 31, 1995, an increase of 35.2%. This increase was primarily due to the commencement of operations at Salton Sea Unit IV. Depreciation and amortization for the year ended December 31, 1996 was 1.75 cents per kWh compared to 1.75 cents per kWh in the year ended December 31, 1995.

      The Partnership Guarantors' depreciation and amortization increased to $33,974 for the year ended December 31, 1996 from $18,958 for the same period in 1995, a 79.2% increase. This increase was primarily due to the Partnership Interest Acquisition in April 1996.

   The Royalty Guarantor's amortization was $10,280 for the year ended December 31, 1996 compared with $11,239 for the year ended December 31, 1995. This decrease is consistent with Company's scheduled amortization of the royalty stream and the excess of cost over fair value related to the Magma acquisition.


Interest Expense

       The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $14,645 for the year ended December 31, 1996 from $15,605 for the same period in 1995. This decrease is due primarily to the capitalization of interest
related   to  the  Salton  Sea  Unit  IV  expansion  during   the
construction period and the mineral extraction project and the timing of current year debt payments partially offset by increased indebtedness from the issuance of the senior secured project notes in July of 1995.

      The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $4,848 for the year ended December 31, 1996 from $8,826 for the same period in 1995. The decrease is a result of scheduled debt repayments and capitalization of interest on the mineral extraction project, partially offset by the issuance of $135,000 of senior secured project notes in June of 1996.

     The Royalty Guarantors' interest expense increased to $5,246 for the year ended December 31, 1996 from $4,757 for the same period in 1995. This increase can be attributed to the related debt being outstanding for a full year in 1996.


Income Tax Provision

      The Salton Sea Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

      The Partnership Guarantors' income tax provision increased to $16,700 for the year ended December 31, 1996 from $11,492 for the same period in 1995. The increase in the provision is a result of the additional income from the Partnership Interest Acquisition. Income taxes will be paid by the parent of the
Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

   The Royalty Guarantor's income tax provision increased to $2,560 for the year ended December 31, 1996 from $963 for the same period in 1995. The increase in the provision can be attributed to an increase in current year earnings. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income

     The Funding Corporation's net income was $1,821 for the year ended December 31, 1996 compared to $1,507 for the period June 20, 1995 (inception date) to December 31, 1995, which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

      The Salton Sea Guarantors' net income increased to $35,031 for the year ended December 31, 1996, compared to $17,955 for the year ended December 31, 1995 due primarily to increased earnings resulting from the addition of Salton Sea Unit IV.

      The Partnership Guarantors' net income increased to $25,759 for the year ended December 31, 1996, compared to $14,637 for the year ended December 31, 1995 due primarily to increased earnings from the Partnership Interest Acquisition.

      The Royalty Guarantor's net income increased to $4,769 for the year ended December 31, 1996, compared to $3,510 for the year ended December 31, 1995 due primarily to increased royalty revenue.

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

     The Partnership Guarantor' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $32,143, or 5.52 cents per kWh, for the year ended December 31, 1995, from $35,306 or 6.21 cents per kWh for the same period in 1994. The 9.0% decrease in costs was primarily due to the implementation of certain cost savings measures at the partnership level, including a reduction in labor costs at the time of the Magma acquisition.

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

      The Partnership Guarantors' depreciation and amortization increased to $18,958 for the year ended December 31, 1995 from $9,037 for the same period in 1994, a 109.8% increase. This increase was due to the Magma Acquisition purchase accounting effect which results in the allocation of goodwill, including amortization, and the additional depreciation due to the excess of fair market value assigned to assets over the previous book value.

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

Net Income

     The Funding Corporation's net income for the period June 20, 1995 (inception date) to December 31, 1995 was $1,507 which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

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

Capital Resources and Liquidity

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

   On April 17, 1996 CalEnergy completed the indirect acquisition of Edison Mission Energy's partnership interests (the "Partnership Interest Acquisition") in four geothermal operating facilities in California for a cash purchase price of $71,000 including acquisition costs and transferred these interests to Vulcan Power Company and CalEnergy Operating Company. The four projects, Vulcan, Hoch (Del Ranch), Leathers and Elmore are located in the Imperial Valley of California. Prior to this transaction, Magma was a 50% owner of these facilities.

      CalEnergy had acquired all of the outstanding equity interest in Magma in a two-step transaction accounted for as a purchase according to the terms of a merger agreement whereby on January 10, 1995, CalEnergy acquired approximately 51% of the outstanding shares of Magma common stock (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and on February 24, 1995 CalEnergy acquired the remaining 49% of Magma Common Stock not owned by CalEnergy through a merger (the "Merger").

      In  July  1995 CalEnergy recapitalized Magma and  the  debt
required   to   complete  the  Magma  Acquisition  ("the   Merger
Facilities") from proceeds received through the issuance of notes and bonds as described below.

      On July 21,1995 CalEnergy issued $200,000 of 9 7/8% Limited Recourse Senior Secured Notes Due 2003 (the "Notes"). The Notes are secured by an assignment and pledge of 100% of the outstanding capital stock of Magma. On or prior to June 30, 1998, CalEnergy may, at its option, redeem up to an aggregate of 35% of the principal amount of the Notes originally issued at a redemption price equal to 109.875% of the principal amount thereof plus accrued interest to the redemption date. The Notes are redeemable at the option of CalEnergy, in whole or in part, at the redemption prices of 104.9375%, 102.46875% and 100%, on or after June 30, 2000, 2001 and 2002, respectively, plus accrued interest to the date of redemption.

    On  June  20, 1996 and July 21, 1995, the Funding Corporation
completed  sales  to  institutional  investors  of  $135,000  and
$475,000, respectively, of Salton Sea Notes and Bonds (the "Notes
and  Bonds").   The  Funding  Corporation  debt  securities  were
offered as follows:
                Senior Secured Series          Due       Rate         Amount
July 21, 1995        A Notes              May 30, 2000   6.69%      $232,750
July 21, 1995        B Bonds              May 30, 2005   7.37%       133,000
July 21, 1995        C Bonds              May 30, 2010   7.84%       109,250
June 20, 1996        D Notes              May 30, 2000   7.02%        70,000
June 20, 1996        E Bonds              May 30, 2011   8.30%        65,000

    The Salton Sea Notes and Bonds are secured by the Company's four existing Salton Sea plants as well as an assignment of the right to receive various royalties payable to Magma in connection with its Imperial Valley properties and distributions from the Partnership Project.


Changing Prices and the Effect of Inflation

   Inflation has not had a significant impact on the Guarantors' operating revenue and costs; energy payments for the Guarantors (excluding Vulcan) will continue to be based on scheduled rates and are not adjusted for inflation through the initial ten-year period of each power purchase agreement.

Item 8.     Financial Statements and Supplementary Data.


                 SALTON SEA FUNDING CORPORATION
                 INDEX TO FINANCIAL STATEMENTS



SALTON SEA FUNDING CORPORATION

Independent auditors' report--Deloitte & Touche LLP         33

Balance sheets as of December 31, 1996 and 1995             34

Statements of operations for the year ended December 31,
1996 and for the  period from June 20, 1995 (inception
date) through  December 31, 1995                            35

Statements  of  stockholder's equity for the year ended
December 31, 1996 and for the period from June 20, 1995
(inception date) through  December 31, 1995                 36

Statements of cash flows for the year ended December 31,
1996 and for the  period from June 20, 1995 (inception
date) through  December 31, 1995                            37

Notes to financial statements                               38


SALTON SEA GUARANTORS

Independent auditors' report--Deloitte & Touche LLP         40

Reports of independent accountants--Coopers
& Lybrand L.L.P.                                            41

Combined balance sheets as of December 31, 1996  and 1995   42

Combined  statements of operations for the years
ended  December 31, 1996 and 1995 (Successor) and
1994 (Predecessor)                                          43

Combined  statements of Guarantors' equity for  the
years  ended December 31, 1996 and 1995 (Successor)
and 1994 (Predecessor)                                      44

Combined  statements of cash flows for the years
ended  December 31, 1996 and 1995 (Successor) and
1994 (Predecessor)                                          45

Notes to combined financial statements                      46
PARTNERSHIP GUARANTORS

Independent auditors' report--Deloitte & Touche LLP         52

Reports  of  independent accountants--Coopers
&  Lybrand  L.L.P.                                          53

Combined balance sheets as of December 31, 1996 and 1995    54

Combined  statements of operations for the years
ended  December 31, 1996 and 1995 (Successor) and
1994 (Predecessor)                                           55

Combined  statements of Guarantors' equity for  the
years  ended December 31, 1996 and 1995 (Successor)
and 1994 (Predecessor)                                       56

Combined  statements of cash flows for the years
ended  December 31, 1996 and 1995 (Successor) and
1994 (Predecessor)                                           57

Notes to combined financial statements                       58

SALTON SEA ROYALTY COMPANY

Independent auditors' report--Deloitte & Touche LLP         69

Balance sheets as of December 31, 1996 and 1995             70

Statements  of operations for the years ended
December  31,  1996 and 1995                                71

Statements of equity for the years ended December 31,
1996  and 1995                                              72

Statements of cash flows for the years ended December 31,
1996 and 1995                                               73

Notes to financial statements                               74


SALTON SEA ROYALTY COMPANY--PREDECESSOR

Report of independent accountants--Coopers & Lybrand L.L.P. 78

Predecessor summary of revenues and related expenses for
the year ended December 31, 1994                            79

Notes to predecessor summary of revenues and related
expenses                                                    80


                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

   We have audited the accompanying balance sheets of Salton Sea Funding Corporation as of December 31, 1996 and 1995 and the related statements of operations, stockholder's equity and cash flows for the year ended December 31, 1996 and for the period from June 20, 1995 (inception date) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Funding Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period from June 20, 1995 (inception date) through December 31, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 31, 1997


                SALTON SEA FUNDING CORPORATION
                        BALANCE SHEETS
       (Dollars in Thousands, Except Per Share Amounts)




                                          December 31,
                                         1996         1995

ASSETS
Cash                                 $  13,218     $  4,393
Restricted cash                         14,044       57,256
Prepaid expenses and other assets        3,452        3,070
Secured project notes from Guarantors  538,982      452,088
Investment in 1% of net assets of
  Guarantors                            6,293         5,714
                                   -----------  -----------
                                      $575,989     $522,521
                                       =======      =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                  $   3,291    $   3,889
Due to affiliates                       25,022       59,594
Senior secured notes and bonds         538,982      452,088
                                   -----------  -----------
  Total liabilities                    567,295      515,571


Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares          -            -
Additional paid-in capital               5,366        5,443
Retained earnings                        3,328        1,507
                                   -----------  -----------
  Total stockholder's equity             8,694        6,950
                                   -----------  -----------
                                      $575,989     $522,521
                                       =======      =======


The  accompanying notes are an integral part of the financial statements.


                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)


                                                          For the Period
                                                        From June 20, 1995
                                   For the Year          (inception date)
                                      Ended                   through
                                  December 31, 1996     December  31, 1995

Revenues:

Interest income                       $39,911                $17,306
Equity in earnings of Guarantors          656                    271
                                    ---------              ---------
                                       40,567                 17,577
Expenses:

General and administrative expenses       712                    ---
Interest expense                       36,761                 15,022
                                    ---------              ---------
Total expenses                         37,473                 15,022
                                    ---------              ---------
Income before income taxes              3,094                  2,555
Provision for income taxes              1,273                  1,048
                                     --------              ---------
  Net income                          $ 1,821                $ 1,507
                                        =====                  =====


The  accompanying notes are an integral part of the financial statements.


                SALTON SEA FUNDING CORPORATION
              STATEMENTS OF STOCKHOLDER'S EQUITY
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND
        THE PERIOD FROM JUNE 20, 1995 (INCEPTION DATE)
                   THROUGH DECEMBER 31, 1995
                    (Dollars in Thousands)




                                                  Additional
                                 Common Stock      Paid-in     Retained   Total
                                Shares   Amount    Capital     Earnings   Equity
                              --------------------------------------------------
Issuance share of common stock    100    $   -     $    -       $   -    $    -
Investment in 1% of net assets of
    Guarantors  at  inception       -        -      3,267           -     3,267
                              --------------------------------------------------

Balance, June 20, 1995
    (inception  date)             100        -      3,267           -     3,267
Adjustments resulting from
 capital transactions of
 Guarantors                         -        -     2,176            -     2,176
Net income                          -        -         -        1,507     1,507
                              --------------------------------------------------
Balance, December 31, 1995        100        -     5,443        1,507     6,950
Adjustments resulting from capital
  transactions of Guarantors        -        -       (77)           -       (77)
Net income                          -        -         -        1,821     1,821
                             -------- --------  --------   ----------   --------
Balance, December 31, 1996        100   $    -    $5,366       $3,328    $8,694
                                =====    =====     =====   ==========   ========


The  accompanying notes are an integral part of the financial statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)
                                                         For the Period
                                            For the      From June 20, 1995
                                           Year Ended  (Inception Date) through
                                        December 31, 1996  December 31, 1995

Cash flows from operating activities:
  Net income                                   $  1,821      $  1,507
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Equity in earnings of guarantors                 (656)         (271)
  Changes in assets and liabilities:
   Prepaid expenses and other assets               (382)       (3,070)
   Accrued liabilities                             (598)        3,889
                                              -----------  ------------
  Net cash flows from operating activities          185         2,055
                                              -----------  ------------
Cash flows from investing activities:
  Decrease (increase) in restricted cash         43,212       (57,256)
  Secured project notes of Guarantors          (135,000)     (475,000)
  Principal repayments of secured project
    notes of Guarantors                          48,106        22,912
                                             ------------  ------------
  Net cash flows from investing activities      (43,682)     (509,344)
                                             ------------  ------------
Cash flows from financing activities:
  Proceeds from offering of senior secured notes
   and bonds                                    135,000       475,000
  Repayment of senior secured project notes
   and bonds                                    (48,106)      (22,912)
  Due to affiliates                             (34,572)       59,594
                                              -----------  ------------
  Net cash flows from financing activities       52,322       511,682
                                              -----------  ------------
  Net change in cash                              8,825         4,393
  Cash at the beginning of period                 4,393             -
                                              ----------  ------------
  Cash at the end of period                    $ 13,218     $   4,393
                                                 =======       =======
Non-cash investing and financing activities:
  Adjustments resulting from capital transactions
   of Guarantors                              $     (77)    $   2,176
                                                  =======      =======

The  accompanying notes are an integral part of the financial statements.


                SALTON SEA FUNDING CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                     (Dollars in Thousands)


1. THE PURPOSE AND BUSINESS OF SALTON SEA FUNDING CORPORATION

   Salton Sea Funding Corporation (the "Funding Corporation"), which was formed on June 20, 1995, is a special purpose Delaware corporation and a wholly-owned, subsidiary of Magma Power Company, which in turn is wholly-owned by CalEnergy Company, Inc. (" CalEnergy"). The Funding Corporation was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On June 20, 1996 and July 21, 1995, the Funding Corporation issued $135,000 and $475,000 of Senior Secured Notes and Bonds (collectively, the "Securities").

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in Guarantors

   Since the Funding Corporation has the ability to assert significant influence over the operations of the Guarantors, it accounts for its one percent investment in the Guarantors using the equity method of accounting.

Restricted Cash

The restricted cash balance primarily includes commercial paper, money market securities and mortgage backed securities and is composed of amounts deposited in restricted accounts from which the Funding Corporation will source its debt service requirements for the Securities.

Income Taxes

   The Funding Corporation is included in the consolidated income tax returns with its parent and affiliates. Income taxes are provided on a separate return basis, however, tax obligations of the Funding Corporation will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.


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


3. SENIOR SECURED NOTES AND BONDS

  On  June  20,  1996 and July 21, 1995, the Funding  Corporation
completed  sales  to  institutional  investors  of  $135,000  and
$475,000, respectively, of Salton Sea Notes and Bonds (the "Notes and  Bonds").  The  Funding Corporation's  debt  securities  were offered as follows:
                       Senior Secured Series      Due        Rate     Amount
July 21, 1995                 A Notes         May 30, 2000   6.69%   $232,750
July 21, 1995                 B Bonds         May 30, 2005   7.37%    133,000
July 21, 1995                 C Bonds         May 30, 2010   7.84%    109,250
June 20, 1996                 D Notes         May 30, 2000   7.02%     70,000
June 20, 1996                 E Bonds         May 30, 2011   8.30%     65,000

Principal maturities of the Senior Secured Notes and Bonds are as follows:

         1997            $  90,228
         1998              106,938
         1999               57,836
         2000               25,072
         2001               22,376
         Thereafter        236,532
                       -----------
                          $538,982
                           =======

The  carrying  amounts and estimated fair values  of  the  Senior
Secured  Notes  and  Bonds at December 31,  1996  and  1995  were
$538,982 and $531,807 and $452,088 and $459,629, respectively.
                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

      We have audited the accompanying combined balance sheets of the Salton Sea Guarantors as of December 31, 1996 and 1995, and the related combined successor statements of operations, Guarantors' equity and cash flows for the years then ended. These financial statements are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Salton Sea Guarantors as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 31, 1997


               REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

      We have audited the accompanying combined predecessor statements of operations, Guarantors' equity and cash flows of Salton Sea Guarantors for the year ended December 31, 1994. These financial statements are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

       In our opinion, the combined predecessor financial statements referred to above present fairly, in all material respects, the historical combined results of operations and cash flows of the Salton Sea Guarantors for the year ended December 31, 1994 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

San Diego, California
June 19, 1995,


                     SALTON SEA GUARANTORS
                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                                          December 31,
                                                         1996     1995

Cash                                                  $     -  $   454
Accounts receivable                                    14,954   10,436
Prepaid expenses and other assets                      16,008   20,129
Property, plant, contracts and equipment, net4         84,182  417,287
Excess of cost over fair value of net assets
 acquired,  net                                        50,790   52,094
                                                  ------------------------
                                                     $565,934 $500,400
                                                      =======  =======
LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                     $    642 $    939
Accrued liabilities                                     9,989    4,043
Due to affiliates                                      64,091    4,319
Senior secured project note                           299,840  321,500
                                                  ------------------------
Total liabilities                                     374,562  330,801

Commitments and contingencies (Notes 2,5 and 6)

Total Guarantors' equity                              191,372  169,599
                                                 ------------------------
                                                     $565,934 $500,400
                                                      =======  =======



The accompanying notes are an integral part of the combined financial statements.


                     SALTON SEA GUARANTORS
               COMBINED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)



                                   Year Ended December 31,
                                1996     1995      1994
                                  Successor     Predecessor
Revenues:
Sales of electricity            $90,982  $71,605   $74,576
Interest and other income           141        -       422
                             ------------------------------
Total Revenues                   91,123   71,605    74,998
                             ------------------------------

Expenses:
Operating, general and
  administrative expenses        27,175   26,096    24,766
Depreciation and amortization    14,272   10,556    10,049
Interest expense                 24,866   24,783     8,240
Less capitalized interest      (10,221)  (9,178)         -
                             --------------------- ----------
Total expenses                   56,092   52,257    43,055
                             ------------------------------
Income before minority interest  35,031   19,348    31,943
Minority interest                     -    1,393         -
                             ------------------------------
Net income                      $35,031  $17,955   $31,943
                                 ======   ======    ======


The accompanying notes are an integral part of the combined financial statements.


                     SALTON SEA GUARANTORS
           COMBINED STATEMENTS OF GUARANTORS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                    (Dollars in Thousands)

Predecessor:

Balance, January 1, 1994                      $    82,500

Contributions                                      12,285
Distributions                                      (8,750)
Net income                                         31,943
                                               ------------
Balance, December 31, 1994                        117,978
Net income in 1995 prior to acquisition             1,393

Successor:
Contributions                                      10,606
Distributions                                      (5,000)
Purchase accounting push-down adjustment, net      26,667
Net income                                         17,955
                                               ------------
Balance, December 31, 1995                        169,599

Distributions                                     (13,258)
Net income                                         35,031
                                               ------------
Balance, December 31, 1996                      $ 191,372
                                                  ========

The accompanying notes are an integral part of the combined financial statements.


                     SALTON SEA GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)

                                                   Year  Ended  December 31,
                                                    1996     1995        1994

Successor
Predecessor
Cash flows from operating activities:
 Net income                                     $  35,031  $  17,955    $31,943
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Minority interest                                     -      1,393          -
  Depreciation and amortization                    14,272     10,556     10,049
  Changes in assets and liabilities:
   Accounts receivable                             (4,518)       169       (993)
   Prepaid expenses and other assets                4,121    (19,236)      (869)
    Accounts  payable and accrued liabilities       5,649      4,354         62
   Other                                                -                  (583)
                                           ------------------------------------
Net cash flows from operating activities           54,555     15,191     39,609
                                           ------------------------------------
Cash flows from investing activities:
 Purchase of Guarantors by CalEnergy,
 net of cash acquired                                   -   (171,964)         -
 Capital expenditures                             (79,863)   (68,677)    (4,493)
  Net  decrease (increase) in marketable
  securities                                            -      4,988     (4,945)
 Decrease (Increase) restricted cash                    -      3,400     (3,400)
                                          ------------------------------------
Net cash flows from investing activities          (79,863)  (232,253)   (12,838)
                                          ------------------------------------
Cash flows from financing activities:
  Repayments of senior secured project note       (21,660)  (302,172)  (155,692)
 Loan proceeds                                          -    509,364    130,000
 Contributions from parent                              -     10,606     12,285
 Distributions to parent                          (13,258)    (5,000)    (8,750)
 Due to (from) affiliates                          59,772      4,718       (399)
                                           ------------------------------------
Net cash flows from financing activities           24,854    217,516    (22,556)
                                           ------------------------------------
Net change in cash                                   (454)       454      4,215
Cash at beginning of period                           454          -          -
                                           ------------------------------------
Cash at end of period                             $     -   $    454    $ 4,215
                                                   =======   =======    =======


The accompanying notes are an integral part of the combined financial statements.


                     SALTON SEA GUARANTORS
            NOTES TO COMBINED FINANCIAL STATEMENTS
                     (Dollars in Thousands)


1. ORGANIZATION AND OPERATIONS

 Salton Sea Guarantors (the "Guarantors") (not a legal entity) is comprised of 100% interests in three geothermal electric power generating plants (Salton Sea Units I, II and III) and a fourth plant (Salton Sea Unit IV or the Salton Sea Expansion) which became operational in June 1996 (collectively, the "Salton Sea Projects"). Salton Sea Unit IV was created upon combining and consolidating the Salton Sea Unit I power purchase agreement and the Fish Lake modified SO4. All four plants are located in the Imperial Valley of California. The Salton Sea Projects will serve to guarantee loans from Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of CalEnergy Company, Inc. ("CalEnergy").

  The  financial  statements consist of the  combination  of  (1)
Salton Sea Brine Processing, L.P., a California limited partnership between Magma Power Company ("Magma"), as a 99% limited partner and Salton Sea Power Company ("SSPC"), a wholly-owned subsidiary of Magma, as a 1% general partner, (2) Salton Sea Power Generation, L.P., a California limited partnership between Salton Sea Brine Processing, L.P., as a 99% limited partner, and Salton Sea Power Company, as a 1% general partner and (3) assets and liabilities attributable to Salton Sea Unit IV which are held 59% by Salton Sea Power Generation, L.P. and 41% by Fish Lake Power Company ("FLPC"). Effective in June of 1995, 1% interests in SSPC and FLPC were transferred to Funding Corporation. All of the entities in the combination are affiliates of Magma.


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

Revenue Recognition

   The Guarantors recognize revenues and related accounts receivable with respect to their four operating facilities from sales of electricity to Southern California Edison Company ("Edison") on an accrual basis. Edison is the sole customer of the Guarantors.

 The Salton Sea I project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.1 cents per kWh during 1996. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1,100 per annum.

  The Salton Sea II and Salton Sea III projects sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires in April 2000 and February 1999 are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity for the period April 1, 1994 through March 31, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3,300 and $9,700, respectively.

  The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6
MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

  The Guarantors earn energy payments based on kilowatt hours ("kWhs") of energy provided to Edison. During the first 10 years, the Guarantors earn payments for energy as scheduled in their SO4 Agreements. After the 10-year scheduled payment period has expired (in 1999 for Salton Sea Unit III and 2000 for Salton Sea Unit II), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1996, Edison's average Avoided Cost of Energy was 2.5 cents per kWh which is substantially below the contract energy prices earned in 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under SO4 Agreements could decline significantly after the expiration of the relevant scheduled payment period. Under the negotiated contract, the energy payment is calculated using a base price, as defined, which is subject to quarterly adjustments based on a basket of indices for the term of the agreement.

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



Purchase Accounting

   As a result of the purchase business combination accounted for on a push down basis by the Guarantors during the year ended
December 31, 1995, all identifiable assets and liabilities are stated at fair value (see Note 3).

  Depreciation of the operating power plant costs, net of salvage value, is computed on the straight line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment, which are recorded at cost, is computed on the straight line method over the estimated useful lives of the related assets, which range from three to ten years.

   Power sale agreements have been assigned values separately for each of (1) the remaining portion of the scheduled price periods of the power sales agreements and (2) the 20 year avoided cost periods of the power sales agreements and are being amortized separately over such periods using the straight line method; and
(3) the 163 net MW BRPU Award for which the related plants will either be constructed or the contract rights will be bought out; amortization of such values has been deferred until the plants have been constructed and production commences or the buyout proceeds have been applied against such values.

   The Salton Sea reservoir contains commercial quantities of extractable minerals. The fair value allocated to mineral extraction was based on the estimated net cash flows generated from producing such minerals. The fair value assigned to the mineral reserves will be amortized on the units of production method upon commencement of commercial production.

Excess of Cost over Fair Value

   Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1996 and 1995, accumulated amortization of the excess of cost over fair value was $2,481 and $1,177, respectively.

Income Taxes

   The Guarantors are comprised substantially of partnership interests. The income or loss of each partnership for income tax purposes, along with any associated tax credits, is the responsibility of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying combined financial statements.

Statements of Cash Flows

     For purposes of the statements of cash flows, the Guarantors consider only demand deposits at banks to be cash. Cash paid for interest during the years ended December 31, 1996 , 1995 and 1994 was $23,301, $4,716 and $7,163, respectively.

Fair Values of Financial Instruments

   Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values.

Impairment of Long-Lived Assets

   On January 1, 1996, the Guarantor adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets and certain identifiable intangibles be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Guarantors' financial statements.

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


3.  PURCHASE OF MAGMA POWER COMPANY

   On January 10, 1995, CalEnergy acquired approximately 51% of the outstanding shares of common stock of Magma (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CalEnergy through a merger.

   The transaction was accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring Magma, equal to their fair values at the date of the acquisition. The adjustments which have been made to the net assets of the Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Guarantors are as follows:

Property, plant, contracts and equipment            $ 153,660
Goodwill                                               53,271
Deferred financing cost                                 6,412
Severance, relocation and litigation reserve           (2,312)
Debt                                                 (184,364)
                                                   ------------
Net increase in assets                              $  26,667
                                                   ============

   Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the year ended December 31, 1995, as if the acquisition had occurred on January 1, 1994 after giving effect to certain pro forma adjustments related to the acquisition, were $71,605 and $18,465, respectively.


4.  PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

Property,  plant,  contracts and equipment  consisted  of  the following:


December 31,
                                       1996      1995
                                --------------------------

Plant and equipment                $329,458  $173,509
Salton Sea Unit IV construction
 in progress                              -   108,632
Power sale agreements                64,609    64,609
Mineral extraction                   66,831    60,577
Exploration and development costs    42,220    17,793
                                  -----------------------
                                    503,118   425,120
Less accumulated depreciation
  and amortization                  (18,936)   (7,833)
                                  -----------------------
                                   $484,182  $417,287
                                    =======   =======


5. SENIOR SECURED PROJECT NOTE

  The Guarantors assumed their proportionate share of the secured bank financing incurred in connection with the purchase of Magma (see Note 3). On July 21, 1995, CalEnergy recapitalized Magma and the related Merger Facilities from proceeds received through a $200,000 high yield offering and a $475,000 investment grade offering of the Salton Sea Funding Corporation. Proceeds from the offering of Salton Sea Funding Corporation investment grade securities were used to repay certain loans of the Guarantors. The Guarantors issued a project note in the amount of $325,000 payable to Salton Sea Funding Corporation with interest rates ranging from 6.69% to 7.84%, and guaranteed the investment grade securities. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Guarantors.


   Principal maturities of the senior secured project note are as follows:

               1997            $  33,632
               1998               39,450
               1999               16,076
               2000                9,737
               2001               16,944
               Thereafter        184,001
                            ------------
                                $299,840
                                 =======
   The carrying amounts and estimated fair values of the senior secured projects notes at December 31, 1996 and 1995 were $299,840 and $295,849 and $321,500 and $326,337, respectively.

6.  RELATED PARTY TRANSACTIONS

  The Guarantors have entered into the following agreements:

  Easement  Grant  Deed and Agreement Regarding  Rights  for
  Geothermal  Development  dated  April  1,  1993,  whereby   the
  Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all
  electricity  revenues received by the Guarantors.   The  amount
  expensed for the years ended December 31, 1996, 1995 and 1994 was $4,215, $3,579 and $3,732, respectively.

  Administrative Services Agreement dated April 1, 1993 with
  Magma, whereby Magma will provide to the Guarantors adminis trative and management services. Fees payable to Magma amount to
  3%  of  total     electricity revenues  per  month.  The  amount
  expensed for the years ended December 31, 1996, 1995 and 1994 was $2,202, $2,153 and $2,239, respectively.

  Operating  and Maintenance Agreement dated April  1,  1993 with CalEnergy Operating Company ("CEOC") (formerly Magma Operating Co.), whereby the Guarantors retain CEOC to operate the Salton Sea facilities for a period of 32 years. Payment is made to CEOC in the form of reimbursements of expenses incurred. During 1996, 1995 and 1994, the Guarantors reimbursed CEOC for expenses of $9,854, $6,939 and $5,973, respectively.

                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

  We have audited the accompanying combined balance sheets of the Partnership Guarantors as of December 31, 1996 and 1995, and the related combined successor statements of operations, Guarantors' equity and cash flows for the years then ended. These financial statements are the responsibility of the Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership Guarantors as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 31, 1997


               REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

   We have audited the accompanying Partnership Guarantors (the "Guarantors") combined predecessor statements of operations, Guarantors' equity and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the combined predecessor financial statements referred to above present fairly, in all material respects, the historical combined results of operations and cash flows of the Partnership Guarantors for the year ended December 31, 1994, in conformity with generally accepted accounting principles.






COOPERS & LYBRAND L.L.P.

San Diego, California
June 19, 1995,


                    PARTNERSHIP GUARANTORS
                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                            December 31,
                                          1996       1995
ASSETS
Cash                                      $      -  $ 11,146
Restricted cash                                  -     9,859
Accounts receivable                         22,766    11,841
Prepaid expenses and other assets           19,083     9,651
Due from affiliates                        129,278    54,949
Property, plant, contracts and equipment,
 net                                       364,849   298,956
Management fee                              67,521    63,520
Excess of fair value over net assets
 acquired, net                             138,686   142,250
                                       ----------------------
                                          $742,183  $602,172
                                           =======   =======
LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                        $      663 $   3,566
Accrued liabilities                         22,977    19,995
Loans payable                                    -    43,766
Senior secured project note                182,204    62,706
Deferred income taxes                      108,277    98,407
                                       ----------------------
Total liabilities                          314,121   228,440
Commitments and contingencies (Notes 2, 6 and 7)

Guarantors' equity:
Common stock                                     3         3
Additional paid-in capital                 387,663   359,092
Retained earnings                           40,396    14,637
                                       ----------------------
Total Guarantors' equity                   428,062   373,732
                                       ----------------------
                                          $742,183  $602,172
                                           =======   =======


The accompanying notes are an integral part of the combined financial statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)


                                                     Year Ended December 31,
                                                     1996      1995     1994
                                                       Successor     Predecessor
Revenues:
Sales of electricity                              $132,212  $76,909  $70,692
Interest and other income                            8,014   10,574    5,358
                                               --------------------------------
Total revenues                                     140,226   87,483   76,050

Costs and expenses:
Operating, general and administrative costs         58,945   32,143   35,306
Depreciation and amortization                       33,974   18,958    9,037
Interest expense                                    13,697   16,726    3,285
Less capitalized interest                           (8,849)  (7,900)     ---
                                               --------------------------------
Total expenses                                      97,767   59,927   47,628
                                               --------------------------------
Income before income taxes                          42,459   27,556   28,422
Provision for income taxes                          16,700   11,492   11,284
                                               --------------------------------
Income before minority interest                     25,759   16,064   17,138
Minority interest                                        -    1,427        -
                                               --------------------------------
Net income                                          25,759   14,637   17,138

Pro forma adjustment to reflect fee
  payable from affiliates, net of income taxes        N/A     N/A      1,956
                                               -------------------------------
Pro forma net income                                  N/A     N/A    $19,094
                                                   =======  ======   =======

The accompanying notes are an integral part of the combined financial statements.


                    PARTNERSHIP GUARANTORS
           COMBINED STATEMENTS OF GUARANTORS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                    (Dollars in Thousands)

                                                   Additional
                                 Common Stock     Paid-in    Retained  Total
                               Shares    Amount   Capital    Earnings  Equity
                  --------------------------------------------------------
Predecessor:
Balance, January 1, 1994          3     $   3   $103,384     $    -   $ 103,387
Cash distributions to Magma       -         -     (1,062)   (17,138)    (18,200)
Other distributions               -         -     (3,315)         -      (3,315)
Contribution for income taxes     -         -      7,385          -       7,385
Net income                        -         -          -     17,138      17,138
                    ----------------------------------------------------
Balance, December 31, 1994        3         3    106,392          -     106,395
Net income in 1995 prior to
 acquisition                      -         -          -      1,427       1,427

Successor:
Purchase accounting push-down
  adjustment, net                 -         -     68,617     (1,427)     67,190
Distributions                     -         -    (13,860)         -     (13,860)
Contributions                     -         -    197,943          -     197,943
Net income                        -         -          -     14,637      14,637
                    ----------------------------------------------------
Balance, December 31, 1995        3         3    359,092     14,637     373,732

Distributions                     -         -    (42,429)         -     (42,429)
Contribution of partnership
 interest                         -         -     71,000          -      71,000
Net income                        -         -          -     25,759      25,759
                    ----------------------------------------------------
Balance, December 31, 1996        3     $   3   $387,663    $40,396    $428,062
                              =====     ======    =======     ======     =======


The accompanying notes are an integral part of the combined financial statements.


                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)

                                                     Year Ended December31,
                                                   1996        1995     1994
                                                     (Successor)   (Predecessor)
Cash flows from operating activities:
 Net income                                      $ 25,759  $ 14,637  $ 17,138
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Minority interest                                      -     1,427         -
 Depreciation and amortization                     33,974    18,958     9,037
 Deferred taxes                                       321     1,011     3,899
 Changes in assets and liabilities:
  Accounts receivable                               3,552       (993)  (3,103)
  Prepaid expenses and other assets                  (615)    (5,779)     178
  Accounts payable and accrued liabilities          3,278     12,047    2,421
  Other, net                                            -          -    8,251
                                               --------------------------------
Net cash flows from operating activities           66,269     41,308   37,821
                                               --------------------------------
Cash flows from investing activities:
Capital expenditures                              (18,483)    (4,066) (10,495)
Purchase of Guarantors by CalEnergy,
 net of cash acquired                                   -   (197,810)       -
Net (increase) decrease in marketable securities        -      7,457   (4,826)
Decrease (increase) in restricted cash             23,085     (1,206)  (3,058)
Management fee                                     (4,736)   (30,485)       -
                                               --------------------------------
Net cash flow from investing activities              (134)  (226,110) (18,379)
                                               --------------------------------
Cash flows from financing activities:
Loan repayments                                  (107,560)  (225,479)  (7,779)
Loan proceeds                                     135,000    288,185        -
Contributions from parent                               -    197,943        -
Distributions to parent                           (42,429)   (13,860) (18,200)
Decrease (increase) in amounts due from
 affiliates                                       (62,292)   (50,841)   4,077
                                               --------------------------------
Net cash flows from financing activities          (77,281)   195,948  (21,902)
                                               --------------------------------
Net increase (decrease) in cash                   (11,146)    11,146   (2,460)
Cash at beginning of period                        11,146          -    8,121
                                               --------------------------------
Cash at the end of period                         $     -   $ 11,146  $ 5,661
                                                  =======     ======   ======

During 1996, CalEnergy Company, Inc. contributed $71,000 of net assets acquired from Edison Mission Energy, of which $12,956 was cash, to the Partnership Guarantors (see Note 3).

The accompanying notes are an integral part of these combined financial statements.


                    PARTNERSHIP GUARANTORS
            NOTES TO COMBINED FINANCIAL STATEMENTS
                     (Dollars in Thousands)


1. ORGANIZATION AND OPERATIONS

      Partnership  Guarantors  (the "Guarantors")  (not  a  legal entity) consists of the combination of Vulcan Power Company ("VPC") and CalEnergy Operating Company ("CEOC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea
Funding  Corporation  (the  "Funding  Corporation").   VPC's  and
CEOC's principal assets are interests in certain partnerships which are engaged in the operation of geothermal power plants in the Imperial Valley of California. The Guarantors will serve to guarantee loans to such partnerships from Funding Corporation, a wholly-owned subsidiary of CalEnergy Company, Inc. ("CalEnergy"). VPC and its subsidiary holda 100% interest in Vulcan/BN Geothermal Power Company, a Nevada general partnership, and CEOC and its subsidiaries hold a 90% general partner interest in Leathers, L.P., a California limited partnership, Del Ranch, L.P., a California limited partnership and Elmore, L.P. a California limited partnership (collectively, the "Partnerships"). Magma owns a 10% limited partnership interest in each of Leathers L.P., Elmore L.P. and Del Ranch L.P. and has entered into an agreement to pay to the Guarantors the distributions it receives related to such 10% interests, in addition to a special distribution equal to 4.5% of total energy sales from the Leathers Project.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying financial statements of the Guarantors present the accounts of CEOC, VPC and their proportionate share of the Partnerships in which they have an undivided interest in the assets and are proportionately liable for their share of the liabilities. All significant intercompany balances and transactions have been eliminated.

     The December 31, 1995 successor financial statements reflect the acquisition of Magma (see Note 3), the resulting push down to the Guarantors of the accounting as a purchase business combination and minority interest for the non-owned periods consisting of 100% for the period January 1-9, 1995 and 49% for the period January 10, 1995--February 23, 1995.

Revenue Recognition

      The Guarantors recognize revenues and related accounts receivable from sales of electricity on an accrual basis using stated contract prices. All of the Guarantors sales of electricity are to Southern California Edison Company ("Edison") and are under long-term power purchase contracts.

  The Partnership Projects sell all electricity generated by the respective plants pursuant to four long-term power purchase agreements ("SO4 Agreements") between the projects and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

  The scheduled energy price periods of the Partnership Projects' SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Del Ranch, Elmore and Leathers Partnerships, respectively. Excluding Vulcan, which is receiving Edison's Avoided Cost of Energy, the Partnership Projects' SO4 Agreements provide for energy rates ranging from 12.6 cents per kWh in 1996 to 15.6 cents per kWh in 1999. The weighted average energy rate for all of the Partnership Projects' SO4 Agreements was 9.7 cents per kWh in 1996.

      The Guarantors earn energy payments based on kilowatt hours ("kWhs") of energy provided to Edison. During the first 10 years, the Guarantors earn payments for energy as scheduled in their SO4 Agreements. After the 10-year scheduled payment period has expired (in 1996 for Vulcan, 1998 for Del Ranch and Elmore and 1999 for Leathers), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1996, Edison's average Avoided Cost of Energy was 2.5 cents per kWh which is substantially below the contract energy prices earned in 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the relevant scheduled payment periods.

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

      As a result of the purchase of Magma, the assets and liabilities were adjusted to fair value and are depreciated over the remaining useful lives. See "Purchase Accounting" below and
Note 4, "Property, Plant, Contracts and  Equipment".

Purchase Accounting

  Depreciation of the operating power plant costs, net of salvage value, is computed on the straight line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment, which are recorded at cost, is computed on the straight line method over the estimated useful lives of the related assets, which range from three to ten years.

   Power sale agreements have been assigned values separately for each of (1) the remaining portion of the scheduled price periods of the power sales agreements and (2) the 20 year avoided cost periods of the power sales agreements and are amortized separately over such periods using the straight line method.

   The Salton Sea reservoir contains commercial quantities of extractable minerals. The fair value allocated to mineral extraction was based on the estimated net cash flows generated from such production. The fair value assigned to the mineral reserves will be amortized using the units of production method upon commencement of commercial production.

  A process license was allocated fair value which represents the economic benefits expected to be realized from the installation of the license and related technology at the Imperial Valley. The fair value assigned to the process license is amortized using the straight line method over the remaining estimated useful life of the license.

Excess of Cost over Fair Value

   Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1996 and 1995 accumulated amortization of the excess of cost over fair value of net assets acquired was $6,801 and $3,237, respectively.

Income Taxes

    The entities comprising the Guarantors are included in consolidated income tax returns with their parent and affiliates; however, income taxes are provided on a separate return basis. Tax obligations of the Guarantors will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.

Management Fee

   Pursuant to the Magma Services Agreement, Magma has agreed to pay CEOC all equity cash flows and certain royalties payable by the Guarantors in exchange for providing data and services to Magma. As security for the obligations of Magma under the Magma Services Agreement, Magma has collaterally assigned to CEOC its rights to such equity cash flows and certain royalties.

Statements of Cash Flows

   For purposes of the statement of cash flows, the Guarantors consider only demand deposits at banks to be cash. Cash paid for interest during 1996, 1995 and 1994 was $10,314, $3,235 and
$2,949, respectively.

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

Impairment of Long-Lived Assets

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Guarantors' financial statements.

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


3.    ACQUISITIONS

 Magma Power Company

   On January 10, 1995, CalEnergy acquired approximately 51% of the outstanding shares of common stock of Magma (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CalEnergy through a merger.

   The transaction was accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring Magma, equal to their fair values at the date of acquisition. The adjustments which have been made to the net assets of the Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Guarantors are as follows:

Property, plant, contracts and equipment            $ 214,513
Goodwill                                              145,487
Deferred financing cost                                 9,714
Other assets                                           (2,137)
Severance, relocation and litigation reserve           (3,313)
Deferred income taxes                                 (83,889)
Debt                                                 (213,185)
                                                  ------------
Net increase in assets                              $  67,190
                                                  ============

Edison Mission Energy's Partnership Interest

  On April 17, 1996, CalEnergy completed the indirect acquisition of the remaining 50% interest of the Partnerships owned by Edison Mission Energy (the "Partnership Interest Acquisition") for a cash purchase price of $71,000 including acquisition costs and transferred these interests to VPC and CEOC.

   The Partnership Interest Acquisition has been accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring the Partnership Interest, equal to their fair values at the date of the acquisition.

   The adjustments which have been made to the net assets of the Guarantors to reflect the effect of the Partnership Interest
Acquisition accounted for as a purchase business combination are as follows:

Cash                               $  12,956
Restricted cash                       13,226
Power sales agreements                78,036
Other assets                          20,254
Project loans                        (48,161)
Liabilities                           (5,311)
                                   $  71,000

   Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the year ended December 31, 1996, as if the acquisitions had occurred on January 1, 1994 after giving effect to certain pro forma adjustments related to the acquisition, were $158,912 and
$26,852, respectively, compared to $179,103 and $28,869, respectively, for the year ended December 31, 1995.


4. PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

  Property, plant, contracts and equipment consisted of the following:

                                             December 31,
                                     1996       1995

Plant and equipment               $  60,272   $  58,532
Power sale agreements               123,588      44,966
Process license                      46,290      46,290
Mineral reserves                    121,199     112,350
Exploration and development costs    59,303      53,449
                                  ----------- -----------
                                    410,652     315,587
Less accumulated depreciation
  and amortization                  (45,803)    (16,631)
                                  ----------- -----------
                                   $364,849    $298,956
                                    =======     =======

5. LOANS PAYABLE

  Loans payable at December 31, 1995 included the Guarantors' pro rata share of the debt of the Del Ranch, Elmore and Leathers partnerships which were repaid in 1996.


6. SENIOR SECURED PROJECT NOTES

      The Guarantors assumed their proportionate share of the secured bank financing incurred in connection with the purchase of Magma (see Note 3). On July 21, 1995, CalEnergy recapitalized Magma and the related Merger Facilities from proceeds received through a $200,000 high yield offering and a $475,000 investment grade offering of Salton Sea Funding Corporation. The Guarantors issued a project note in the amount of $75,000 payable to Salton Sea Funding Corporation at an interest rate of 6.69%, and guaranteed, to the extent of available cash flow, the investment grade securities. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Guarantors. On June 20, 1996, the Salton Sea Funding Corporation issued an additional investment grade offering for $135,000. In connection with this offering, the Guarantors issued an additional project note in the amount of $135,000 with interest rates ranging between 7.02% and 8.30%.

     Principal maturities of the senior secured project notes are as follows:


               1997             $38,594
               1998              51,762
               1999              32,364
               2000              10,562
               2001               1,000
               Thereafter        47,922
                            -----------
                               $182,204
                                =======

     The carrying amounts and estimated fair values of the Senior
Secured Project Notes at December 31, 1996 and 1995 were $182,204 and $179,779 and $62,706 and $64,348, respectively.


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

      Charges to the Guarantors related to the brine supply agreement and operator's fees on a pro rata basis amounted to $370 and $425, respectively, for the year ended December 31, 1996, $745 and $620, respectively, for the year ended December 31, 1995, and $516 and $438, respectively, for the year ended December 31, 1994.

In  addition,  the  Guarantors entered into  the  following agreements:

      Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, whereby the Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Plants in return for 17.333%, on a pro rata
  basis,  of  all  energy revenues received by each  plant.   The
  Guarantors' share of amounts expensed under this agreement  for
  1996,   1995   and  1994  were  $16,980,  $8,115  and   $7,488,
  respectively.

     Ground Leases dated March 15 and August 15, 1988 with Magma whereby the Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases were $60 in 1996 and $30 in each of 1995 and 1994.

       Administrative Services Agreements whereby CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total electricity revenues or $60 per month. The minimum monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 1996, 1995 and 1994 amounted to $3,545, $1,687, and $1,573, respectively.


     Operating and Maintenance Agreements whereby the Guarantors retain CEOC to operate the plants for a period of 32 years through 2020. Payment is made to CEOC in the form of reimbursements of expenses incurred and a guaranteed capacity payment ranging from 10% to 25% of energy revenues over stated amounts. The Guarantors in 1996, 1995 and 1994 reimbursed CEOC for expenses of $8,547, $4,471, and $2,391, respectively, and accrued a guaranteed capacity payment of $3,888, $1,731 and $1,548 at December 31, 1996, 1995 and 1994, respectively.
8. CONDENSED FINANCIAL INFORMATION

  Condensed balance sheet information of the Guarantors' pro rata interest in the respective entities as of December 31, 1996 and 1995 is as follows:

                              Vulcan                                       Vulcan    Adjustments/    Combined
                              Power    CEOC   Elmore  Del Ranch  Leathers    BNG     Eliminations     Total
                 ----------------------------------------------------------------------------------
December 31, 1996
Assets:
Accounts receivable and
  other                     $     -   $11,773 $ 9,479  $ 9,198   $10,130 $ 3,214   $(1,945)           $ 41,849
Due from affiliates               -    17,219   2,678    2,707         -  14,579    92,095             129,278
Property, plant, contracts and
  equipment, net                230     6,940  58,540   53,635    70,850  53,310   121,344             364,849
Management fee and
     goodwill, net                -         -       -        -         -       -   206,207             206,207
Investments in
  partnerships               70,571   195,061       -        -         -       -  (265,632)                  -
                  ---------------------------------------------------------------------------------
                            $70,801  $230,993 $70,697  $65,540  $80,980  $71,103  $152,069            $742,183
                             ======   =======  ======   ======    ======  ======   =======             =======

Liabilities and equity:
Accounts payable and
  accrued liabilities       $    65     6,296$    815$   1,678$   1,282$     532  $121,249            $131,917
Due to affiliate                  -         -       -        -    18,382       -   (18,382)                  -
Senior secured project note       -         -        -         -       -       -   182,204             182,204
                 ----------------------------------------------------------------------------------
Total liabilities                65     6,296     815    1,678    19,664     532   285,071             314,121
Guarantors' equity           70,736   224,697  69,882   63,862    61,316  70,571  (133,002)            428,062
                  --------------------------------------------------------------------------------
                            $70,801  $230,993 $70,697  $65,540  $80,980  $71,103  $152,069            $742,183
                             ======   =======  ======  =======    ======  ======    ======             =======

8. CONDENSED FINANCIAL INFORMATION  (Continued)

                             Vulcan                                        Vulcan  Adjustments/ Combined
                             Power     CEOC    Elmore  Del Ranch  Leathers  BNG    Eliminations  Total
                 -----------------------------------------------------------------------------------------
December 31, 1995
Assets:
Cash and investments       $    -     $    -   $ 7,060 $  6,896 $   6,772   $  277   $     -  $ 21,005
Accounts receivable
  and other                     -        792     4,899    4,951     5,631    6,826    (1,607)   21,492
Due from affiliates          (232)    71,976      (988)    (763)   (1,066)     116   (14,094)   54,949
Property, plant, contracts
  and equipment, net          265      1,294    27,744   25,508    32,466   29,224   182,455   298,956
Management fee                  -          -         -        -         -        -    63,520    63,520
Goodwill, net                   -          -         -        -         -        -   142,250   142,250
Investments in
  partnerships             36,074     73,455         -        -         -        -  (109,529)        -
                 -------------------------------------------------------------------------------
                          $36,107   $147,517   $38,715  $36,592   $43,803  $36,443  $262,995  $602,172
                           ======    =======    ======   ======    ======  ======    =======  =======
Liabilities and Equity:
Accounts payable and
  accrued liabilities     $  369   $  8,557    $   443  $   794   $   652  $   369  $110,784  $121,968
Loans payable                  -          -     11,450   10,930    21,386        -         -    43,766
Senior secured project note    -          -          -        -         -        -    62,706    62,706
                 -------------------------------------------------------------------------------
Total liabilities            369      8,557     11,893   11,724    22,038      369   173,490   228,440
Guarantors' equity        35,738    138,960     26,822   24,868    21,765   36,074    89,505   373,732
                 -------------------------------------------------------------------------------
                         $36,107   $147,517    $38,715  $36,592   $43,803  $36,443  $262,995  $602,172
                          ======    =======     ======    =====    ======   ======   =======   =======

8. CONDENSED FINANCIAL INFORMATION  (Continued)

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 1996, 1995 and 1994 is as follows:

                        Vulcan                                       Vulcan   Adjustments/ Combined
                         Power    CEOC   Elmore  Del Ranch  Leathers    BNG   Eliminations   Total
                   ---------------------------------------------------------------------------------
SUCCESSOR:
December 31, 1996
Revenues               $ 3,157 $49,399 $39,627  $40,235   $39,126    $14,271  $(45,589)  $140,226
Expenses                   431       -  25,762   25,382    27,055     12,102    23,735    114,467
                -----------------------------------------------------------------------------------
Net income             $ 2,726 $49,399 $13,865  $14,853   $12,071$     2,169  $(69,324)   $25,759
                        ======  ======  ======   ======    ======     ======    =======    ======
December 31, 1995
Revenues               $15,634 $24,121 $19,336  $18,941   $19,101    $20,878  $(30,528)   $87,483
Expenses                 1,547       -  12,866   12,523    14,161      7,974    23,775     72,846
                ---------------------------------------------------------------------------------
Net income             $14,087 $24,121$  6,470 $  6,418  $  4,940    $12,904  $(54,303)   $14,637
                        ======  ======  ======   ======    ======     ======    =======    =====
PREDECESSOR:
December 31, 1994
Revenues               $10,423 $19,290 $17,611  $18,116   $17,538    $18,430   $(25,358)  $76,050
Expenses                 4,901   7,674  12,973   12,908    14,241     10,395     (4,180)   58,912
                ---------------------------------------------------------------------------------
Net income             $ 5,522 $11,616  $4,638 $  5,208  $  3,297    $ 8,035   $(21,178)  $17,138
                        ======  ======  ======   ======    ======     ======    =======    =====

9. INCOME TAXES

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                          Current   Deferred   Total
                        --------- --------------------
Successor:
1996
--------------------
Federal                   $10,945    $ 1,976   $12,921
State                       5,434    (1,655)    3,779
                        ---------  -------------------
Total                     $16,379    $   321   $16,700
                           ======     ======    ======
1995
--------------------
Federal                   $ 6,697   $ 2,264   $ 8,961
State                       3,784    (1,253)    2,531
                        ---------  -------------------
Total                     $10,481   $ 1,011   $11,492
                            =====      =====    ======
Predecessor:
1994
--------------------
Federal                   $ 6,277    $ 3,314  $ 9,591
State                       1,108        585    1,693
                        ---------  -------------------
Total                     $ 7,385    $ 3,899   $11,284
                            =====      =====    ======


Deferred tax liabilities and assets at December 31, 1996 and 1995 consisted of the following:

                                         1996            1995
                                      ------------     -----------
Deferred liabilities:
Depreciation and  amortization         $108,277         $106,238
Deferred assets:
Tax credits                                 ---            7,831
                                      ------------      -----------
Net deferred tax liability             $108,277         $ 98,407
                                        =======           ======


The effective tax rate differs from the federal statutory tax rate due primarily to percentage depletion in excess of cost depletion, goodwill amortization and the realization for income tax purposes of certain tax credits.


                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

        We    have   audited   the   accompanying   balance   sheets   of    the
Salton Sea Royalty Company as of December 31, 1996 and 1995 and the related statements of operations, equity and cash flows for
the    years    then    ended.     These   financial    statements    are    the
responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

       In   our   opinion,   such  financial  statements  present   fairly,   in
all material respects, the financial position of the Salton Sea Royalty Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 31, 1997


                  SALTON SEA ROYALTY COMPANY
                        BALANCE SHEETS
        (Dollars in Thousands, Except Per Share Amounts)


December 31,
                                    1996      1995

ASSETS
Due from affiliates                 $ 10,008  $ 25,110
Royalty stream, net                   44,372    53,744
Excess of cost over fair value
 of net assets acquired, net          35,004    35,912
Prepaid expenses and other assets      1,689     2,575
                                 ----------------------
                                    $ 91,073  $117,341
                                     =======   =======

LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                  $12,070  $  5,948
Senior secured project note           56,936    67,882
Deferred income taxes                 12,227    15,460
                                 ----------------------
  Total liabilities                   81,233    89,290

Commitments and contingencies (Notes 2 and 4)

Equity:
Common stock, par value $.01 per share; 100 shares
  authorized, issued and outstanding       -         -
Additional paid-in capital             1,561    24,541
Retained earnings                      8,279     3,510
                                 ----------------------
  Total equity                         9,840    28,051
                                 ----------------------
                                     $91,073  $117,341
                                     =======   =======


The accompanying notes are an integral part of the financial statements.


                  SALTON SEA ROYALTY COMPANY
                   STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)



Year ended December 31,
                                      1996      1995

Revenues:
Royalty income                        $30,143  $28,383

Expenses:
Operating, general and administrative
 expenses                               7,288    6,822
Amortization of royalty stream and
 goodwill                              10,280   11,239
Interest expense                        5,246    4,757
                                   --------------------
  Total expenses                       22,814   22,818
                                  ---------- ----------
Income before income taxes              7,329    5,565
Provision for income taxes              2,560      963
                                  ---------- ----------
Income before minority interest         4,769    4,602
Minority interest                           -    1,092
                                  ---------- ----------
  Net income                          $ 4,769 $  3,510
                                      ======     ======


The accompanying notes are an integral part of the financial statements.


                  SALTON SEA ROYALTY COMPANY
                     STATEMENTS OF EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                    (Dollars in Thousands)




                                                 Additional
                                Common Stock       Paid-in    Retained
                               Shares  Amount      Capital    Earnings    Total
                      -------------------------------------------------------

Balance, January 1, 1995           -    $  -      $  5,300    $     -   $ 5,300
Net income in 1995 prior to
  acquisition                      -       -             -      1,092     1,092
Purchase accounting push-down
  adjustment, net                  -       -        38,043     (1,092)   36,951
Distributions                      -       -       (20,501)         -   (20,501)
Contributions                      -       -         1,699          -     1,699
Issuance of common stock         100       -             -          -         -
Net income                         -       -             -      3,510     3,510
                     ---------------------------------------------------
Balance, December 31, 1995       100       -        24,541      3,510    28,051

Distributions                      -       -       (22,980)         -   (22,980)
Net income                         -       -             -      4,769     4,769
                     ---------------------------------------------------
Balance, December 31, 1996      100    $   -       $ 1,561    $ 8,279   $ 9,840
                               ===== =======       =======     ======    ======

The accompanying notes are an integral part of the financial statements.


                  SALTON SEA ROYALTY COMPANY
                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)

                                                       Year Ended December 31,
                                                            1996      1995
Cash flow from operating activities:
 Net income                                               $ 4,769  $ 3,510
 Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest                                            -    1,092
  Amortization of royalty stream and goodwill             10,280  11,239
  Deferred income taxes                                   (3,233)   (4,581)
  Changes in assets and liabilities:
  Prepaid expenses and other assets                          886   (2,575)
  Accrued liabilities                                      6,122    5,948
                                                       --------------------
Net cash flows from operating activities                  18,824   14,633
                                                       --------------------
 Net cash flow from investing activities:
 Purchase of Company by CalEnergy, net of cash acquired    -      (38,603)
                                                       --------------------
Net cash flows from investing activities                   -      (38,603)
                                                       --------------------
Net cash flows from financing activities:
 Proceeds from issuance of debt                            -      115,446
(Increase) decrease in due from affiliates            15,102      (25,110)
 Contributions from parent                                 -        1,699
 Distribution to parent                              (22,980)     (20,501)
 Loan repayments                                     (10,946)     (47,564)
                                                      --------------------
Net cash flows from financing activities             (18,824)      23,970
                                                      --------------------
Net change in cash                                         -            -
Cash at beginning of period                                -            -
                                                      --------------------
Cash at end of period                               $      -     $      -
                                                      ======       ======


The accompanying notes are an integral part of the financial statements.


                  SALTON SEA ROYALTY COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                     (Dollars in Thousands)


1. ORGANIZATION

    Salton Sea Royalty Company (the " Royalty Company") is a single-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Effective February 24, 1995, Magma became a wholly-owned subsidiary of CalEnergy Company, Inc. ("CalEnergy") (see Note 3).

   In June 1995, the Royalty Company received an assignment of royalties and certain fees paid by three partnership projects, Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). On April 17, 1996, CalEnergy acquired the remaining 50% interest in the Partnership Projects. Prior to this transaction, Magma and its affiliates had a 50% interest in the
Partnership    Projects.     In    addition,    the    Royalty    Company    has
received an assignment of certain resource-related royalties and contract assignment royalties payable by the geothermal power plant located in Imperial Valley, California which is owned by an unaffiliated third party (East Mesa, together with the Partnership Projects, the "Projects"). All of the Projects are engaged in the operation of geothermal power plants in the
Imperial Valley in Southern California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenues of the Projects. With the exception of royalties from East Mesa, the royalties are senior to debt service and are pari passu with other operating and maintenance expenses of the Projects.

    All of the Projects have executed long-term power purchase agreements ("SO4 Agreements") providing for capacity and energy sales to Southern California Edison Company ("Edison"). Each of
these agreements provides for fixed price capacity payments for the life of the contract.

   The Projects earn energy payments based on kilowatt hours (kWhs) of energy provided to Edison. During the first 10 years of the agreement, the Projects earn payments for energy as scheduled in the SO4 Agreements. After the 10-year scheduled payment period has expired (1998 for Del Ranch and Elmore; 1999 for Leathers and
East Mesa), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1996, Edison's average
Avoided Cost of Energy was 2.5 cents per kWh which is substantially below the contract energy prices earned in 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Royalty Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under SO4 Agreements could decline significantly after the expiration of the relevant scheduled payment period which would have a direct effect on the related royalty streams.

   As   discussed   above,  all  revenues  except  those   derived   from   East
Mesa   are   from,   and   all  operating  expenses   are   paid   by,   related
parties.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying statement of operations presents revenues and expenses which have been assigned to the Royalty Company under the arrangements described above on the accrual method of accounting. This presentation is a "carve out" of information from Magma and certain of its affiliates. Such revenues, net of related expenses, will serve to guarantee loans from the Funding Corporation, a wholly-owned subsidiary of CalEnergy.

     The    December    31,    1995    financial    statements    reflect    the
acquisition of Magma (see Note 3), the resulting push down to the Royalty Company of the accounting as a purchase business combination and minority interest for the non-owned periods consisting of 100% for the period January 1-9, 1995 and 49% for the period January 10, 1995--February 23, 1995.

Purchase Accounting

   As a result of the purchase business combination accounted for on a push down basis by the Royalty Company during the year ended December 31, 1995, all identifiable assets and liabilities are stated at fair value (see Note 3).

   The   Royalty   Company's   policy  is  to   provide   amortization   expense
beginning   upon   the   commencement   of   revenue   production    over    the
estimated remaining useful life of the identifiable assets.

    The royalty streams have been assigned values separately for each of (1) the remaining portion of the scheduled price periods of the Projects' power sales agreements and (2) the 20 year avoided cost periods of the Projects' power sales agreements and
are    amortized   separately   over   such   periods   using    the    straight
line method.

Excess of Cost over Fair Value

   Total   acquisition  costs  in  excess  of  the  fair  values   assigned   to
the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1996 and 1995, accumulated amortization of the excess of cost over fair value was $1,737 and $829, respectively.

Income Taxes

    The    Royalty   Company   is   included   in   consolidated   income    tax
returns    with    its    parent    and   affiliates.     Income    taxes    are
provided on a separate return basis, however, tax obligations of the Royalty Company will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.

Fair Values of Financial Instruments

    Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values.

Impairment of Long-Lived Assets

    On January 1, 1996, the Royalty Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Royalty Company's financial statements.

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




3. PURCHASE OF MAGMA POWER COMPANY

   On January 10, 1995, CalEnergy acquired approximately 51% of the outstanding shares of common stock of Magma (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma acquisition on February 24, 1995 by acquiring approximately 49% of the outstanding shares of Magma Common Stock not owned by CalEnergy through a merger.

    The transaction was accounted for as a purchase business combination. All identifiable assets acquired and liabilities
assumed   were   assigned   a   portion  of  the  cost   of   acquiring   Magma,
equal to their fair values at the date of the acquisition. The adjustments which have been made to the net assets of the Royalty
Company to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Royalty Company are as follows:

Royalty stream                $64,155
Goodwill                       36,740
Deferred financing costs        1,843
Deferred income taxes         (25,341)
Debt                          (40,446)
                             ----------
Net increase in assets        $36,951
                               ======

    Unaudited   pro   forma   combined   revenue   and   net   income   of   the
Royalty   Company   on   a  purchase,  push  down  basis  of   accounting,   for
the year ended December 31, 1995, as if the acquisition had occurred on January 1, 1994 after giving effect to certain pro forma adjustments related to the acquisition, were $28,383 and $3,753, respectively.


4. SENIOR SECURED PROJECT NOTE

     The   Royalty   Company   assumed   its   proportionate   share   of    the
secured bank financing incurred in connection with the purchase of Magma (see Note 3). On July 21, 1995, CalEnergy recapitalized Magma and the related Merger Facilities from proceeds received through a $200,000 high yield offering and a $475,000 investment grade offering of the Salton Sea Funding Corporation. The Royalty Company issued a project note in the amount of $75,000 payable to Salton Sea Funding Corporation at interest rates ranging from 6.69% to 7.37%, and guaranteed to the extent of available cash flow, the investment grade securities. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Guarantor.

Principal maturities of the senior secured project note are as follows:

          1997             $18,001
          1998              15,726
          1999               9,396
          2000               4,773
          2001               4,434
          Thereafter         4,606
                        ----------
                           $56,936
                            ======

  The carrying amounts and estimated fair values of the senior secured project note at December 31, 1996 and 1995 were $56,936 and $56,178 and $67,882 and $68,944, respectively.
5.        Income Taxes

  The provision for income taxes for the year ended December 31, 1996 and 1995, consisted of the following:

                          Current    Deferred   Total
                        --------- ----------- --------
  1996
Federal                    $4,517    $(2,390)   $2,127
State                       1,276       (843)      433
                        --------- ----------- --------
Total                      $5,793    $(3,233)   $2,560
                            =====      ======    =====

    1995
Federal                    $4,323    $(3,644)     $679
State                       1,221       (937)      284
                        --------- ----------- --------
Total                      $5,544    $(4,581)     $963
                            =====      ======    =====

  The Royalty Company's effective tax rate differs from the statutory federal income tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

  Deferred tax liabilities and assets at December 31, 1996 and 1995, consisted of the following:

                                              1996        1995
Deferred liabilities:
Depreciation and amortization                $17,527     $20,760
Deferred assets:
Jr. SO4 royalty receivable                     5,300       5,300
                                          -----------  ----------
Net deferred tax liability                   $12,227     $15,460
                                              ======      ======

               REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholder
Magma Power Company
Omaha, Nebraska

     We    have    audited    the    accompanying   Predecessor    Summary    of
Revenues and Related Expenses (the "Predecessor Summary") of Salton Sea Royalty Company (the "Company") for the year ended December 31, 1994. The Predecessor Summary is the responsibility of the Company's management. Our responsibility is to express an opinion on the Predecessor Summary based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Predecessor Summary is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Predecessor Summary. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Predecessor Summary. We believe that our audit provides a reasonable basis for our opinion.

    The accompanying Predecessor Summary was prepared for inclusion in the Prospectus of Salton Sea Funding Corporation on the basis of presentation as described in Note 2, and is not intended to be a complete presentation of the Company's assets, liabilities, revenues and expenses.

     In    our   opinion,   the   Predecessor   Summary   referred   to    above
presents fairly, in all material respects, the revenues and related expenses described in Notes 1 and 2 of the Company for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

San Diego, California
June 19, 1995,


                  SALTON SEA ROYALTY COMPANY
     PREDECESSOR SUMMARY OF REVENUES AND RELATED EXPENSES
                    (Dollars in Thousands)




                                        Year Ended
                                       December 31,
                                           1994
                                       ---------

Royalty income                           $29,410
Operating expenses                        20,753
                                       ---------
Excess of revenues over expenses         $ 8,657
                                          ======


The accompanying notes are an integral part of the summary.


                   SALTON SEA ROYALTY COMPANY
 NOTES TO PREDECESSOR SUMMARY OF REVENUES AND RELATED EXPENSES
                     (Dollars in Thousands)

1. ORGANIZATION

     Salton Sea Royalty Company (the "Royalty Company") is a single-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Effective February 24, 1995, Magma became a wholly-owned subsidiary of CalEnergy Company, Inc. ("CalEnergy") (see Note 3).

    In June 1995, the Royalty Company received an assignment of royalties and certain fees paid by three partnership projects, Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). Magma and its affiliates have a 50% interest in the
Partnership    Projects.     In    addition,    the    Royalty    Company    has
received an assignment of certain resource-related royalties and contract assignment royalties payable by the geothermal power plant located in Imperial Valley, California which is owned by an unaffiliated third party (East Mesa, together with the Partnership Projects, the "Projects"). All of the Projects are engaged in the operation of geothermal power plants in the
Imperial Valley in Southern California. Substantially all of the assigned royalties are based on a percentage of energy and
capacity    revenues    of    the   Projects.     With    the    exception    of
royalties   from   East   Mesa   (Note  2),  the   royalties   are   senior   to
debt service and are pari passu with other operating and maintenance expenses of the Projects.

    All of the Projects have executed long-term Interim Standard Offer No. 4 power purchase agreements ("ISO4s") providing for capacity and energy sales to Southern California Edison Company ("Edison"). Each of these agreements provides for fixed price capacity payments for the life of the contract.

     The    Projects   earn   energy   payments   based   on   kilowatt    hours
(kWhs) of energy provided to Edison. During the first 10 years of the agreement, the Projects earn payments for energy as scheduled in their ISO4s. After the 10-year scheduled payment period has expired (1998 for Del Ranch and Elmore; 1999 for
Leathers and East Mesa), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1994, Edison's average Avoided Cost of Energy was 2.5 cents per kWh which is substantially below the contract energy prices earned in 1994. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Royalty Company cannot predict the likely level of Avoided Cost of Energy prices under the ISO4s at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under ISO4s could decline significantly after the expiration of the relevant scheduled payment period.

    As   discussed   above,  all  revenues  except  those  derived   from   East
Mesa are from or through related parties.


2. BASIS OF PRESENTATION

     The accompanying Predecessor Summary of Revenues and Related Expenses present predecessor revenues and expenses for the period indicated which have been assigned to the Royalty Company under the arrangements described above on the accrual method of accounting. This presentation is a "carve out" of historical information from Magma and certain of its affiliates. The basis
of   presentation   described  herein  is  not  intended  to   be   a   complete
presentation of the Royalty Company's assets, liabilities, revenues and expenses. Such revenues, net of related expenses, will serve to guarantee loans from Funding Corporation, a wholly-owned subsidiary of CalEnergy (see Note 4).

     During 1994, the entire $14,502 balance due from junior royalties from East Mesa was written off due to uncertainty as to their collectibility. The write-off was considered necessary due to the inability of the East Mesa plant to convert its construction loans to term loans as had been expected during 1994. The timing of such conversion, which is a prerequisite to the collection of the junior royalties, is uncertain. Revenues related to the East Mesa junior royalties for the year ended December 31, 1994 were $3,412.


3. PURCHASE OF MAGMA POWER COMPANY

    On January 10, 1995, CalEnergy acquired approximately 51% of the outstanding shares of common stock of Magma (the "Magma
Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma acquisition on February 24, 1995
by   acquiring   approximately   49%  of  the  outstanding   shares   of   Magma
Common Stock not owned by CalEnergy through a merger. The transaction was accounted for as a purchase business combination.


4. SENIOR SECURED PROJECT NOTE

     The   Royalty   Company   assumed   its   proportionate   share   of    the
secured bank financing incurred in connection with the purchase of Magma (see Note 3). On July 21, 1995, CalEnergy recapitalized Magma and the related Merger Facilities from proceeds received through a $200,000 high yield offering and a $475,000 investment grade offering by Funding Corporation. The Royalty Company issued a project note in the amount of $75,000 payable to Funding Corporation with maturities of $7,118, $10,946, $18,001, $15,725,
$9,396,    and    $13,814    in   1995,   1996,    1997,    1998,    1999    and
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

EXECUTIVE OFFICER     POSITION

David L. Sokol        Chairman of the Board and Chief Executive Officer
Thomas R. Mason       President and Chief Operating Officer, CalEnergy Americas
Gregory E. Abel       President and Chief Operating Officer, CalEnergy Europe
                      and Chief Accounting Officer, CalEnergy
Edward F. Bazemore    Vice President, Human Resources
Steven A. McArthur    Senior Vice President, General Counsel and Secretary
John G. Sylvia        Senior Vice President and Chief Financial Officer

        DAVID L. SOKOL, 40, Chairman of the Board of Directors and Chief Executive Officer. Mr. Sokol has been Chief Executive
Officer since April 19, 1993 and served as President of CalEnergy from April 19, 1993 until January 21, 1995. He has been Chairman of the Board of Directors since May 1994. Mr. Sokol has been a director of CalEnergy since March 1991. Formerly, Mr. Sokol was Chairman, President and Chief Executive Officer of CalEnergy from February 1991 until January 1992. Mr. Sokol was the President and Chief Operating Officer of, and a director of, JWP, Inc., from January 27, 1992 to October 1, 1992. From November 1990 until February 1991, Mr. Sokol was the President and Chief Executive
Officer of Kiewit Energy Company, the largest stockholder of CalEnergy and a wholly owned subsidiary of PKS.

        THOMAS   R.   MASON,   53,  President  and  Chief   Operating   Officer,
CalEnergy Americas. Mr. Mason joined CalEnergy in March 1991. From October 1989 to March 1991, Mr. Mason was Vice President and General Manager of Kiewit Energy Company. Prior to that, Mr. Mason was Director of Marketing for Energy Factors, Inc. (now
Sithe Energies U.S.A., Inc.), a non-utility developer of power facilities. Prior to that Mr. Mason was a worldwide Market
Manager of power generation for Caterpillar's Solar Gas Turbines, a gas turbine manufacturer.

        GREGORY E. ABEL, 34, President and Chief Operating Officer, CalEnergy Europe and Chief Accounting Officer, CalEnergy. Mr. Abel joined CalEnergy in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price
Waterhouse.   As   a   Manager   in   the  San   Francisco   office   of   Price
Waterhouse,    he    was    responsible    for    clients    in    the    energy
industry.

         EDWARD    F.   BAZEMORE,   60,   Vice   President,   Human   Resources.
Mr.   Bazemore  joined  CalEnergy  in  July  1991.  From  1989   to   1991,   he
was   Vice   President,   Human   Resources,  at   Ogden   Projects,   Inc.   in
New   Jersey.   Prior   to   that,   Mr.  Bazemore   was   Director   of   Human
Resources   for   Ricoh   Corporation,   also   in   New   Jersey.   Previously,
he    was   Director   of   Industrial   Relations   for   Scripto,   Inc.    in
Atlanta, Georgia.

         STEVEN A. McARTHUR, 39, Senior Vice President, General Counsel and Secretary. Mr. McArthur joined CalEnergy in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

         JOHN G. SYLVIA, 38, Senior Vice President and Chief Financial Officer. Mr. Sylvia joined CalEnergy in 1988. From 1985 to 1988, Mr. Sylvia was a Vice President of an international financial institution with responsibility for global corporate and capital markets banking. From 1986 to 1990, Mr. Sylvia served
as   an   Adjunct   Professor  of  Applied  Economics  at  the   University   of
San Francisco. From 1982 to 1985, Mr. Sylvia held various corporate finance positions with investment and financial firms.

Item 11.    Executive Compensation

     The    Funding   Corporation's   and   the   Guarantors'   directors    and
executive   officers   receive   no   remuneration   for   serving    in    such
capacities.


Item    12.     Security   Ownership   of   Certain   Beneficial   Owners    and
Management


Description of Capital Stock

    As   of   December   31,  1996,  the  authorized  capital   stock   of   the
Funding Corporation consisted of 1,000 shares of common stock, par value $.01 per share (the "Common Stock"), of which 100 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 1996, there was one holder
of    record   of   the   Common   Stock.   Holders   of   Common   Stock    are
entitled to one vote per share on any matter coming before the stockholders for a vote.

     The Funding Corporation does not expect in the foreseeable future to pay any dividends on the Common Stock. The Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.


Principal Holders

    Since   the   formation   of   the  Funding  Corporation   in   June   1995,
all of the outstanding shares of Common Stock have been owned by Magma. Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors. CalEnergy owns all of the capital stock of Magma.
CalEnergy's common stock is publicly traded on the New York, Pacific and London Stock Exchanges.


Item 13.  Certain Relationships and Related Transactions

Other Relationships and Related Transactions

     The Salton Sea Projects' and the Partnership Projects' geothermal power plants are owned, administered and operated by Magma or subsidiaries of Magma. Geothermal fluid supplying these facilities is provided from Magma's (or a subsidiary's) geothermal resource holdings in the SSKGRA.

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


Relationship    of   the   Funding   Corporation   and   the    Guarantors    to
Magma and CalEnergy

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


Item   14.    Exhibits,   Financial   Statements   Schedule   and   Reports   on
Form 8-K

     (a)  Financial Statements and Schedules

     (i)  Financial Statements

         Financial   Statements  are  included  in  Part   II   of   this   Form
10-K

     (ii) Financial Statement Schedules

               Financial     Statement    Schedules     are     not     included
       because   they   are   not   required   or   the   information   required
       is included in Part II of this Form 10-K.

  (b)  Reports on Form 8-K

     None.

  (c)  Exhibits

       The   exhibits   listed   on   the   accompanying   Exhibit   Index   are
filed as part of this Annual Report.

       For   the   purposes   of   complying  with   the   amendments   to   the
rules    governing   Form   S-4   effective   July   13,    1990    under    the
Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into the Funding Corporation's currently effective Registration Statements on Form S-4.

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

  Not Applicable
                           Signatures

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                              SALTON SEA FUNDING CORPORATION

                              By:/s/ David L. Sokol*
                              David L. Sokol
                              Director, Chairman of the Board of Directors
                              and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                           Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G.  Sylvia*                                           March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact
                           Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                                  SALTON SEA BRINE PROCESSING, L.P.
                                  a California limited partnership

                                  By: Salton Sea Power Company,
                                  a California corporation, its
                                  general partner

                                  By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board of Directors
                                  and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                             Date

/s/  David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                             March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/  Gregory  E. Abel*                                          March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                            March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                          March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact

                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                                   SALTON SEA POWER GENERATION, L.P., a
                                   California  limited partnership

                                   By:  Salton Sea Power Company, a
                                   California corporation, its
                                   general partner

                                   By:/s/ David L. Sokol*
                                   David L. Sokol
                                   Director, Chairman of the Board of Directors
                                   and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                           Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By:/s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact

                              Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                            FISH LAKE POWER COMPANY

                            By:/s/ David L. Sokol*

                            David L. Sokol
                            Director, Chairman of the Board of Directors and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                         Date

/s/ David  L. Sokol*                                           March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/  Thomas R. Mason*                                          March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact


                           Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                                   VULCAN POWER COMPANY

                                   By:/s/ David L.  Sokol*

                                   David L. Sokol
                                   Director, Chairman of the Board of Directors and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                            Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McAthur
Steven A. McArthur
Attorney-in-fact


                           Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                                    CALENERGY OPERATING COMPANY

                                    By:/s/ David L. Sokol*

                                    David L. Sokol
                                    Director, Chairman of the Board of Directors and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                            Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact

                           Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                                  SALTON SEA ROYALTY COMPANY

                                  By:/s/ David L. Sokol*

                                  David L. Sokol
                                  Director, Chairman of the Board of Directors and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                             Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/  Thomas R. Mason*                                          March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact


                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                              LEATHERS, L.P., a
                              California  limited partnership

                              By:  CalEnergy Operating Company, a
                              Delaware corporation, its
                              general partner

                              By:/s/ David L. Sokol*
                              David L. Sokol
                              Director, Chairman of the Board of Directors
                              and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                             Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                             March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                            March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                            March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                          March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact


                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                                  ELMORE L.P., a California limited partnership

                                  By:  CalEnergy Operating Company, a
                                  Delaware corporation, its
                                  general partner

                                  By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board of Directors
                                  and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                         Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact


                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                              DEL RANCH L.P., a
                              California  limited partnership

                              By:  CalEnergy Operating Company, a
                              Delaware corporation, its
                              general partner

                              By:/s/ David L. Sokol*
                              David L. Sokol
                              Director, Chairman of the Board of Directors
                              and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                         Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact

                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                              BN GEOTHERMAL INC., a
                              Delaware corporation


                              By:/s/ David L. Sokol*
                              David L. Sokol
                              Director, Chairman of the Board of Directors
                              and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                             Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E.  Abel*                                          March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact

                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                              NIGUEL ENERGY COMPANY, a
                              California  corporation

                              By:/s/  David L. Sokol*
                              David L. Sokol
                              Director, Chairman of the Board of Directors
                              and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                           Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/  Steven A. McArthur                                        March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact


                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                              CONEJO ENERGY COMPANY, a
                              California  corporation


                               By:/s/  David L. Sokol*
                               David L. Sokol
                               Director, Chairman of the Board of Directors
                               and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                          Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact


                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

                              SAN FELIPE ENERGY COMPANY, a
                              California  corporation

                               By:/s/ David L. Sokol*
                               David L. Sokol
                               Director, Chairman of the Board of Directors
                               and Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                           Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/  Gregory E. Abel*                                          March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/  Thomas R. Mason*                                          March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact


                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.

              VULCAN/BN GEOTHERMAL POWER COMPANY, a
                   Nevada general partnership

                                    By: VULCAN POWER COMPANY, a
                                    Nevada corporation, Partner

                                    By:/s/  David L. Sokol*

                                    David L. Sokol
                                    Director, Chairman of the
                                    Board of Directors and
                                    Chief Executive Officer

    Pursuant   to  the  requirements  of  the  Securities  Act  of   1933,   the
Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                          Date

/s/ David L. Sokol*                                            March 27, 1997
David L. Sokol
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ John G. Sylvia*                                            March 27, 1997
John G. Sylvia,
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory E. Abel*                                           March 27, 1997
Gregory E. Abel
Chief Accounting Officer and President
and Chief Operating Officer, CalEnergy Europe,
(Principal Accounting Officer)

/s/ Thomas R. Mason*                                           March 27, 1997
Director, President and Chief Operating Officer,
CalEnergy Americas

/s/ Steven A. McArthur                                         March 27, 1997
Steven A. McArthur
Director, Senior Vice President,
General Counsel and Secretary

*By: /s/ Steven A. McArthur
Steven A. McArthur
Attorney-in-fact


                       INDEX TO EXHIBITS


Exhibit No.          Description of Exhibit

3.1 Articles   of   Incorporation  of  the  Funding   Corporation
    (incorporated  by  reference to Exhibit 3.1  to  the  Funding
    Corporation  Registration Statement on Form S-4 dated  August
    9, 1995, 33-95538 ("Form S-4")).

3.2 By-laws   of   the   Funding  Corporation  (incorporated   by
    reference to Exhibit 3.2 to the Funding Corporation  Form  S-
    4).

3.3 Limited  Partnership  Agreement  of  SSBP  (incorporated   by
    reference to Exhibit 3.3 to the Funding Corporation  Form  S-
    4).

3.4 Limited  Partnership  Agreement  of  SSPG  (incorporated   by
    reference to Exhibit 3.4 to the Funding Corporation  Form  S-
    4).

3.5 Articles of Incorporation of Fish Lake (incorporated by reference to Exhibit 3.5 to the Funding Corporation Form S-
    4).

3.6 By-laws  of  Fish Lake (incorporated by reference to  Exhibit
    3.6 to the Funding Corporation Form S-4).

3.7 Articles of Incorporation of VPC (incorporated by reference to Exhibit 3.7 to the Funding Corporation Form S-4).

3.8 By-laws of VPC (incorporated by reference to Exhibit 3.8 to the Funding Corporation Form S-4).

3.9 Articles of Incorporation of CEOC (incorporated by reference to Exhibit 3.9 to the Funding Corporation Form S-4).

3.10By-laws  of  CEOC (incorporated by reference to Exhibit  3.10 to the Funding Corporation Form S-4).

3.11Articles   of   Incorporation  of   the   Royalty   Guarantor
    (incorporated  by reference to Exhibit 3.11  to  the  Funding
    Corporation Form S-4).

3.12By-laws of the Royalty Guarantor (incorporated by reference to Exhibit 3.12 to the Funding Corporation Form S-4).

3.13          Certificate   of   Amendment  of   Certificate   of
  Incorporation dated as of March 26, 1996

3.14            Articles of Incorporation of BNG (incorporated by
  reference   to   Exhibit  3.13  to  the  Funding    Corporation
  Registration Statement on  Form S-4 dated July 2, 1996, 333-07527
  ("Funding   Corporation II Form S-4")).

3.15 By-laws of BNG (incorporated by reference to Exhibit 3.14 to the Funding Corporation II Form S-4).

3.16           Articles   of   Incorporation   of   San    Felipe
  (incorporated  by  reference to Exhibit  3.15  to  the  Funding
  Corporation II Form S-4).

3.17         By-laws of San Felipe (incorporated by reference  to
  Exhibit 3.16 to the Funding Corporation II Form     S-4).

3.18  Articles  of  Incorporation  of  Conejo  (incorporated   by
reference to Exhibit 3.17 to the Funding     Corporation II  Form
S-4).

3.19 By-laws of Conejo (incorporated by reference to Exhibit 3.18 to the Funding Corporation II Form
    S-4).

3.20  Articles  of  Incorporation  of  Niguel  (incorporated   by
reference to Exhibit 3.19 to the Funding     Corporation II  Form
S-4).

3.21 By-laws of Niguel (incorporated by reference to Exhibit 3.20 to the Funding Corporation II Form S-4).

3.22  General  Partnership Agreement of Vulcan  (incorporated  by
reference to Exhibit 3.21 to the Funding     Corporation II  Form
S-4).

3.23  Limited Partnership Agreement of Leathers (incorporated  by
reference to Exhibit 3.22 to the Funding     Corporation II  Form
S-4).

3.24         Amended  and Restated Limited Partnership  Agreement
  of  Del Ranch (incorporated by reference to     Exhibit 3.23 to
  the Funding Corporation II Form S-4).

3.25 Amended and Restated Limited Partnership Agreement of Elmore
(incorporated  by reference to      Exhibit 3.24 to  the  Funding
Corporation II Form S-4).

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

4.1(c)     Second Supplemental Indenture, dated as  of  June  20,
1996,  between Chemical Trust Company of      California and  the
Funding Corporation (incorporated by reference to Exhibit  4.1(c)
to the Funding      Corporation II Form S-4).

4.1(d)     Third  Supplemental Indenture between  Chemical  Trust
Company of California and the Funding   Corporation (incorporated
by reference to Exhibit 4.1(d) to the Funding Corporation II Form
S-4).

4.2 Salton  Sea Secured Guarantee, dated as of July 21, 1995,  by
    SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.2 to the Funding Corporation Form S-4).

4.3(a)    Partnership Guarantors Secured Limited Guarantee, dated
    as  of  July  21, 1995, by CEOC and VPC in favor of  Chemical
    Trust Company of California (incorporated by reference to Exhibit 4.3 to the Funding Corporation Form S-4).

4.3(b) Amended and Restated Partnership Guarantors Secured Limited Guarantee, dated as of June 20, 1996 by CEOC, and VPC, Conejo, Niguel, Sal Felipe, BNG, Del Ranch, Elmore, Leathers and Vulcan in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.3 to the Funding Corporation II Form S-4).

4.4 Royalty  Guarantor  Secured Limited Guarantee,  dated  as  of
    July  21, 1995, by the Royalty Guarantor in favor of Chemical
    Trust Company of California (incorporated by reference to Exhibit 4.4 to the Funding Corporation Form S-4).

4.5(a)    Exchange and Registration Rights Agreement, dated  July
    21, 1995, by and among CS First Boston Corporation, Lehman Brothers Inc. and the Funding Corporation (incorporated by reference to Exhibit 4.5 to the Funding Corporation Form S-
    4).

4.5(b)    Exchange and Registration Rights Agreement, dated  June
20,  1996,  by and between CS First  Boston Corporation  and  the
Funding Corporation (incorporated by reference to Exhibit 4.5 to the Funding Corporation II Form S-4).

4.6(a)    Collateral Agency and Intercreditor Agreement, dated as
    of July 21, 1995, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6 to the Funding Corporation Form S-4).

4.6(b) First Amendment to the Collateral Agency and Intercreditor Agreement, dated as of June 20, 1996, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6(b) to the Funding Corporation II Form S-
4).

4.7 Stock  Pledge Agreement, dated as of July 21, 1995, by  Magma
    Power   Company  in  favor  of  Chemical  Trust  Company   of
    California (incorporated by reference to Exhibit 4.7 to the Funding Corporation Form S-4).

4.8(a)    Purchase Agreement, dated July 18, 1995, by  and  among
    CS First Boston Corporation, Lehman Brothers Inc., the Guarantors and the Funding Corporation (incorporated by reference to Exhibit 4.8 to the Funding Corporation Form S-
    4).

4.8(b)     Purchase Agreement, dated June 17, 1996, by and  among
CS  First  Boston Corporation, the   Guarantors and  the  Funding
Corporation  (incorporated by reference to Exhibit  4.8   to  the
Funding   Corporation II Form S-4).

4.9       Support Letter, dated as of July 21, 1995, by and among
    Magma   Power  Company,  the  Funding  Corporation  and   the
    Guarantors (incorporated by reference to Exhibit 4.9 to the Funding Corporation Form S-4).

4.10Debt  Service  Reserve  Letter of  Credit  and  Reimbursement
    Agreement, dated as of July 21, 1995, by and among the Funding Corporation, certain banks and Credit Suisse, as agent (incorporated by reference to Exhibit 4.10 to the Funding Corporation Form S-4).

4.11         Revolving  Credit Agreement, dated as  of  July  21,
  1995,  by  and among Credit Suisse and the  Funding Corporation
  (incorporated  by  reference to Exhibit  4.11  to  the  Funding
  Corporation Form
    S-4).

4.12Salton Sea Credit Agreement, dated July 21, 1995, by and among SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 4.12 to the Funding Corporation Form S-4).

4.13Salton  Sea Project Note, dated July 21, 1995, by SSBP,  SSPG
    and   Fish   Lake   in  favor  of  the  Funding   Corporation
    (incorporated  by reference to Exhibit 4.13  to  the  Funding
    Corporation Form S-4).

4.14(a)   Deposit and Disbursement Agreement, dated  as  of  July
    21, 1995, by and among the Funding Corporation, Chemical Trust Company of California and the Guarantors (incorporated by reference to Exhibit 4.14 to the Funding Corporation Form S-4).

4.14(b) Amendment No. 1 to Deposit and Disbursement Agreement, dated as of June 20, 1996, by and among the Funding Corporation, Chemical Trust Company of California and the Guarantors
(incorporated by reference to Exhibit 4.14(b) to the Funding Corporation II Form S-4).

4.15Partnership Interest Pledge Agreement, dated as of  July  21,
    1995, by Magma Power Company and Salton Sea Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.15 to the Funding Corporation Form S-4).

4.16Partnership Interest Pledge Agreement, dated as of  July  21,
    1995,  by  SSBP  and  Salton Sea Power Company  in  favor  of
    Chemical Trust Company of California (incorporated by reference to Exhibit 4.16 to the Funding Corporation Form S-
    4).

4.17Stock  Pledge  Agreement (Pledge of Stock  of  Fish  Lake  by
    Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.17 to the Funding Corporation Form S-4).

4.18Cost  Overrun Commitment, dated as of July 21, 1995,  between
    CalEnergy,   SSPG,  SSBP  and  Fish  Lake  (incorporated   by
    reference to Exhibit 4.18 to the Funding Corporation Form  S-
    4).

4.19(a)   Partnership Guarantors Credit Agreement, dated July 21,
    1995,  by  and  among  CEOC, VPC and the Funding  Corporation
    (incorporated  by reference to Exhibit 4.19  to  the  Funding
    Corporation Form
    S-4).

4.19(b)    Amended  and  Restated Partnership  Guarantors  Credit
Agreement,  dated  June 20, 1996, by and  among  the  Partnership
Guarantors and the Funding Corporation (incorporated by reference to Exhibit 4.19 to the Funding Corporation II Form S-4).

4.20Partnership  Guarantors Security Agreement and Assignment  of
    Rights, dated as of July 21, 1995, by CEOC and VPC in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.20 to the Funding Corporation Form S-
    4).

4.21Stock  Pledge  Agreement (Pledge of Stock of  CEOC  by  Magma
    Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.21 to the Funding Corporation Form S-4).

4.22Stock  Pledge  Agreement (Pledge of Stock  of  VPC  by  Magma
    Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.22 to the Funding Corporation Form S-4).

4.23Royalty   Guarantor  Credit  Agreement,  among  the   Royalty
    Guarantor and the Funding Corporation, dated as of July 21, 1995 (incorporated by reference to Exhibit 4.23 to the Funding Corporation Form S-4).

4.24Royalty  Project  Note, dated as of July  21,  1995,  by  the
    Royalty   Guarantor  in  favor  of  the  Funding  Corporation
    (incorporated  by reference to Exhibit 4.24  to  the  Funding
    Corporation Form S-4).

4.25Royalty Security Agreement and Assignment of Revenues,  dated as of July 21, 1995, by the Royalty Guarantor in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.25 to the Funding Corporation Form S-
    4).

4.26Royalty  Deed  of Trust, dated as of July 21,  1995,  by  the
    Royalty Guarantor to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.26 to the Funding Corporation Form S-4).

4.27Stock Pledge Agreement (Pledge of Stock of Royalty Guarantor by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.27 to the Funding Corporation Form S-4).

4.28Collateral  Assignment  of the Imperial  Irrigation  District
    Agreements, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.28 to the Funding Corporation Form S-4).


4.29Collateral Assignments of Certain Salton Sea Agreements, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.29 to the Funding Corporation Form S-4).

4.30Debt Service Reserve Letter of Credit by Credit Suisse in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.30 to the Funding Corporation Form
    S-4).

4.31Partnership  Project Note, dated July 21, 1995,  by  VPC  and
    CEOC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31 to the Funding Corporation Form S-
    4).

4.32 Collateral Assignment of the Imperial Irrigation District Agreements, dated as of June 20, 1996, by Vulcan, Elmore, Leathers, VPC and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.29 to the Funding Corporation II Form S-4).

4.33 Collateral Assignments of Certain Partnership Agreements, dated as of June 20, 1996, by Vulcan Elmore, Leathers and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.31 to the Funding Corporation II Form S-4).

4.34  Debt  Service Reserve Letter of Credit by Credit Suisse  in
favor  of Chemical Trust Company of      California (incorporated
by reference to Exhibit 4.32 to the Funding Corporation II Form S-
4).

4.35  Partnership  Project Note, dated  June  20,  1996,  by  the
Partnership  Guarantors in favor of the  Funding  Corporation  in the principal amount of $54,956,000 (incorporated by reference to
Exhibit   4.33 to the Funding Corporation II Form S-4).

4.36 Partnership Project Note, dated June 20, 1996, by the Partnership Guarantors in favor of the Funding Corporation in the principal amount of $135,000,000 (incorporated by reference
to Exhibit     4.34 to the Funding Corporation II Form S-4).

4.37  Deed  of  Trust, dated as of June 20, 1996,  by  Vulcan  to
Chicago Title Company for the use and   benefit of Chemical Trust
Company of California (incorporated by reference to Exhibit  4.35
to the    Funding Corporation II Form S-4).

4.38  Deed  of  Trust, dated as of June 20, 1996,  by  Elmore  to
Chicago Title Company for the use and   benefit of Chemical Trust
Company of California (incorporated by reference to Exhibit  4.36
to the    Funding Corporation II Form S-4).

4.39  Deed  of Trust, dated as of June 20, 1996, by  Leathers  to
Chicago Title Company for the use and   benefit of Chemical Trust
Company of California (incorporated by reference to Exhibit  4.37
to the    Funding Corporation II Form S-4).

4.40  Deed of Trust, dated as of June 20, 1996, by Del  Ranch  to
Chicago Title Company for the use and   benefit of Chemical Trust
Company of California (incorporated by reference to Exhibit  4.38
to the    Funding Corporation II Form S-4).

4.41 Stock Pledge Agreement, Dated as of June 20, 1996, by CEOC, pledging the stock of Conejo, Niguel and San Felipe in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.39 to the Funding Corporation II Form S-
4).

4.42 Stock Pledge Agreement, dated as of June 20, 1996, by VPC, pledging the stock of BNG in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.40 to the Funding Corporation II Form S-4).




4.43 Partnership Interest Pledge Agreement, dated as of June 20, 1996, by VPC and BNG, pledging the partnership interests in Vulcan in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation
(incorporated  by reference to Exhibit 4.41 to  the       Funding
Corporation II Form S-4).

4.44 Partnership Interest Pledge Agreement, dated as of June 20, 1996, by Magma, CEOC and each of Conejo, Niguel, San Felipe, respectively, pledging the partnership interests in Del
  Ranch,  Elmore     and  Leathers,  respectively,  in  favor  of
  Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by
  reference to Exhibit 4.42 to the     Funding Corporation II Form
  S-4).

4.45 Agreement regarding Security Documents, dated as of June 20, 1996, by and among the Initial Guarantors, Magma, SSPC, the Funding Corporation and Chemical Trust Company of California (incorporated by reference to Exhibit 4.43 to the Funding Corporation II Form S-4).

10.1(a)   Salton Sea Deed of Trust, Assignment of Rents, Security
    Agreement and Fixture Filing, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.1 to the Funding Corporation Form S-4) .

10.1(b) First Amendment to Salton Sea Deed of Trust, Assignment of Rents, Security Agreement and Fixed Filing, dated as of June 20, 1996, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.2 to the Funding Corporation II Form S-4).

10.2Collateral  Assignment of Southern California Edison  Company
    Agreements, dated as of July 21, 1995, by SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.2 to the Funding Corporation Form S-4).

10.3Contract  for  the Purchase and Sale of Electric  Power  from the Salton Sea Geothermal Facility, dated May 9, 1987 (the "Unit 1 Power Purchase Agreement"), between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Funding Corporation Form S-4).

10.4Amendment No. 1 to the Unit 1 Power Purchase Agreement, dated as of March 30, 1993, between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.4 to the Funding Corporation Form S-
    4).

10.5Amendment  No.  2  to Unit 1 Power Purchase Agreement,  dated
    November   29,  1994,  between  Southern  California   Edison
    Company  and SSPG (incorporated by reference to Exhibit  10.5 to the Funding Corporation Form S-4).

10.6Contract  for the Purchase and Sale of Electric Power,  dated
    April 16, 1985 (the "Unit 2 Power Purchase Agreement"), between Southern California Edison Company and Westmoreland Geothermal Associates (incorporated by reference to Exhibit
    10.6 to the Funding Corporation Form S-4).

10.7Amendment No. 1 to Unit 2 Power Purchase Agreement, dated as of December 18, 1987, between Southern California Edison
    Company and Earth Energy, Inc. (incorporated by reference  to
    Exhibit 10.7 to the Funding Corporation Form S-4).

10.8Power  Purchase Contract, dated April 16, 1985 (the  "Unit  3
    Power Purchase Agreement"), between Southern California Edison Company and Union Oil Company of California (incorporated by reference to Exhibit 10.8 to the Funding Corporation Form S-4).

10.9Power   Purchase   Contract  (the  "Unit  4  Power   Purchase
    Agreement"), dated November 29, 1994, between Southern California Edison Company, SSPG and Fish Lake (incorporated by reference to Exhibit 10.9 to the Funding Corporation Form S-4).

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

10.21 Second Amended and Restated Operating and Maintenance Agreement, dated as of July 15, 1995, by and among Magma Power Company, SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 10.21 to the Funding Corporation Form S-
    4).


10.22       Intentionally Omitted.

10.23 Collateral Assignment of Southern California Edison Company Agreements, dated as of June 20, 1996, by Vulcan, Elmore, Leathers and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.23 to the Funding Corporation II Form S-4).

10.24     Administrative Services Agreement, dated as of June 17,
1996, between CEOC and Vulcan      (incorporated by reference  to
Exhibit 10.24 to the Funding Corporation II Form S-4).

10.25      Amended  and  Restated  Construction,  Operating   and
Accounting  Agreement, dated as of June 17,   1996,  between  VPC
and  Vulcan  (incorporated by reference to Exhibit 10.25  to  the
Funding   Corporation II Form S-4).

10.26        Long  Term Power Purchase Contract, dated  March  1,
  1984, as amended, between SCE and Vulcan, as successor to Magma
  Electric Company (incorporated by reference to Exhibit 10.26 to the Funding Corporation II Form S-4).

10.27     Transmission Service Agreement, dated December 1, 1988,
between  VPC  and  IID (incorporated by    reference  to  Exhibit
10.27 to the Funding Corporation II Form S-4).

10.28      Plant  Connection Agreement, dated as of  December  1,
1988, between VPC and IID (incorporated by   reference to Exhibit
10.28 to the Funding Corporation II Form S-4).

10.29         Amended   and   Restated  Administrative   Services
  Agreement, dated as of June 17, 1996 between   CEOC and  Elmore
  (incorporated  by  reference to Exhibit 10.29  to  the  Funding
  Corporation II Form
    S-4).

10.30       Amended   and  Restated  Operating  and   Maintenance
Agreement,  dated as of June 17, 1996,   between CEOC and  Elmore
(incorporated  by  reference  to Exhibit  10.30  to  the  Funding
Corporation II      Form S-4).

10.31     Long Term Power Purchase Contract, dated June 15, 1984,
as  amended,  between SCE and Elmore,     as successor  to  Magma
Electric  Company (incorporated by reference to Exhibit 10.31  to
the Funding    Corporation II Form S-4).

10.32      Transmission Service Agreement, dated as of August  2,
1988,  as  amended, between Elmore and IID      (incorporated  by
reference to Exhibit 10.32 to the Funding Corporation II Form  S-
4).

10.33     Plant Connection Agreement, dated as of August 2, 1988,
between Elmore and IID (incorporated by      reference to Exhibit
10.33  to the Funding Corporation II Form S-4).

10.34     Amended and Restated Administrative Services Agreement,
dated  as  of  June  17,  1996, between       CEOC  and  Leathers
(incorporated  by  reference  to Exhibit  10.34  to  the  Funding
Corporation II Form      S-4).

10.35       Amended   and  Restated  Operating  and   Maintenance
Agreement, dated as of June 17, 1996,   between CEOC and Leathers
(incorporated  by  reference  to Exhibit  10.35  to  the  Funding
Corporation    II Form S-4).

10.36      Long  Term Power Purchase Contract, dated  August  16,
1985, as amended, between SCE and Leathers, as successor to Imperial Energy Corporation (incorporated by reference to Exhibit
10.36 to  the Funding Corporation II Form S-4).

10.37        Transmission Service Agreement, dated as of  October
  3, 1989, as amended, between Leathers and
     IID (incorporated by reference to Exhibit 10.37 to the Funding Corporation II Form S-4).

10.38        Plant  Connection Agreement, dated as of October  3,
  1989, between Leathers and IID (incorporated   by reference  to
  Exhibit 10.38 to the Funding Corporation II Form S-4).

10.39     Amended and Restated Administrative Services Agreement,
dated  as  of  June  17, 1996, between      CEOC  and  Del  Ranch
(incorporated  by  reference  to Exhibit  10.39  to  the  Funding
Corporation II Form      S-4).

10.40       Amended   and  Restated  Operating  and   Maintenance
Agreement,  dated  as of June 17, 1996,   between  CEOC  and  Del
Ranch  (incorporated by reference to Exhibit 10.40 to the Funding
Corporation II Form S-4).

10.41      Long Term Power Purchase Contract, dated February  22,
1984,  as  amended, between SCE and Del   Ranch, as successor  to
Magma  (incorporated by reference to Exhibit 10.41 to the Funding
Corporation II Form S-4).

10.42      Transmission Service Agreement, dated as of August  2,
1988, as amended, between Del Ranch and      IID (incorporated by
reference to Exhibit 10.42 to the Funding Corporation II Form  S-
4).

10.43     Plant Connection Agreement, dated as of August 2, 1988,
between  Del  Ranch and IID (incorporated       by  reference  to
Exhibit 10.43 to the Funding Corporation II Form S-4).

10.44     Funding Agreement, dated May 18, 1990, between SCE  and
Del  Ranch (incorporated by reference    to Exhibit 10.44 to  the
Funding Corporation II Form S-4).

10.45     Funding Agreement, dated May 18, 1990, between SCE  and
Elmore  (incorporated  by reference to    Exhibit  10.45  to  the
Funding Corporation II Form S-4).

10.46     Funding Agreement, dated June 15, 1990, between SCE and
Leathers  (incorporated by reference to   Exhibit  10.46  to  the
Funding Corporation II Form S-4).

10.47     Funding Agreement, dated May 18, 1990, between SCE  and
Leathers  (incorporated by reference to   Exhibit  10.47  to  the
Funding Corporation II Form S-4).

10.48     Funding Agreement, dated May 18, 1990, between SCE  and
Vulcan  (incorporated  by reference to    Exhibit  10.48  to  the
Funding Corporation II Form S-4).

24. Power of Attorney

27. Financial Data Schedule.