Form 10-Q
period 1997-03-31
SALTON SEA FUNDING CORP
filed 1997-05-15
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                        	Washington, D.C. 20549

                               	FORM 10-Q

           	Annual Report Pursuant to Section 13 or 15 (d) of
                  	the Securities Exchange Act of 1934

            	For the quarterly period ended March 31, 1997
                  	Commission File No.        33-95538

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

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company.

         	100 shares of Common Stock were outstanding on March 31, 1997.

                       SALTON SEA FUNDING CORPORATION

                                 Form 10-Q

                              March 31, 1997
            -------------------------------------------------------

                             C O N T E N T S


PART I:  FINANCIAL INFORMATION


Item 1.	Financial Statements	                                             Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Reports	                                            4

Balance Sheets, March 31, 1997 and December 31, 1996	                        5

Statements of Operations for the Three Months Ended March 31, 1997 and 1996	 6

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996	 7

Notes to Financial Statements	                                               8

SALTON SEA GUARANTORS

Independent Accountants' Report	                                             9

Combined Balance Sheets, March 31, 1997 and December 31, 1996	              10

Combined Statements of Operations for the Three Months Ended
 March 31, 1997 and 1996	                                                   11

Combined Statements of Cash Flows for the Three Months Ended
 March 31, 1997 and 1996	                                                   12

Notes to Combined Financial Statements	                                     13

PARTNERSHIP GUARANTORS

Independent Accountants' Report	                                            14

Combined Balance Sheets, March 31, 1997 and December 31, 1996	              15

Combined Statements of Operations for the Three Months Ended
  March 31, 1997 and 1996	                                                  16

Combined Statements of Cash Flows for the Three Months Ended
  March 31, 1997 and 1996	                                                  17

Notes to Combined Financial Statements	                                     18

SALTON SEA ROYALTY COMPANY

Independent Accountants' Report	                                            20

Balance Sheets, March 31, 1997 and December 31, 1996                       	21

Statements of Operations for the Three Months Ended March 31, 1997
  and 1996	                                                                 22

Statements of Cash Flows for the Three Months Ended March 31, 1997
  and 1996	                                                                 23

Notes to Financial Statements	                                              24

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	                            25


	PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings	                                                  30
Item 2.	Changes in Securities	                                              30
Item 3.	Defaults on Senior Securities	                                      30
Item 4.	Submission of Matters to a Vote of Security Holders	                30
Item 5.	Other Information	                                                  30
Item 6.	Exhibits and Reports on Form 8-K	                                   30

Signatures		                                                                31

Exhibit Index		                                                             32






INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of March 31, 1997, and the related statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Salton Sea Funding Corporation as of December 31, 1996, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
April 29, 1997


                         SALTON SEA FUNDING CORPORATION

                                   BALANCE SHEETS
                  (Dollars in Thousands, Except per Share Amounts)
     ------------------------------------------------------------------------

                                                 		March 31,     	December 31,
                                                   		1997            	1996
                                               ---------------  ---------------
                                               		(unaudited)
ASSETS
Cash	                                              $ 51,340	        $ 13,218
Restricted cash and short-term investments	          12,411	          14,044
Prepaid expenses and other assets                   	13,597	           3,452
Notes receivables from affiliates                  	538,982	         538,982
Investment in 1% of net assets of
	Guarantors                                          	6,422	           6,293
                                             		-------------	   -------------
                                                 		$622,752	        $575,989
                                                  		=======         	=======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities	                               $ 13,065	        $  3,291
Due to affiliates	                                   61,711	          25,022
Senior secured notes and bonds	                     538,982	         538,982
                                             		-------------   	-------------
	Total liabilities	                                 613,758	         567,295

Stockholder's equity:
Common stock, par value $.01 per share;
	authorized 1,000 shares,
	issued and outstanding 100 shares	                       -               	-
Additional paid-in capital	                           5,352	           5,366
Retained earnings	                                    3,642           	3,328
                                             		-------------	   -------------
	Total stockholder's equity                          	8,994	           8,694
                                             		-------------   	-------------
                                                 		$622,752        	$575,989
                                                  		=======	         =======

	The accompanying notes are an integral part of these financial statements.

                      SALTON SEA FUNDING CORPORATION

                         STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)
                               (Unaudited)
          -------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
	                                                    1997          1996
Revenues:	                                      -------------	 ------------

Interest income                                    	$10,405	      $ 8,953
Equity in earnings of Guarantors                       	143           	88
                                               		-----------  	-----------
Total revenues	                                      10,548        	9,041
                                               		-----------  	-----------
Expenses:

General and administrative expenses                    	240          	181
Interest expense                                     	9,774	        7,990
                                               		-----------  	-----------
Total expenses                                      	10,014        	8,171
                                               		-----------	  -----------
Income before income taxes	                             534          	870
Provision for income taxes	                             220          	357
                                               		-----------	  -----------
Net income	                                         $   314	      $   513
                                                   		======       	======

	The accompanying notes are an integral part of these financial statements.

                        SALTON SEA FUNDING CORPORATION

                           STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)
              -------------------------------------------------------


                                                 			Three Months Ended
			                                                      March 31,
                                            			      1997        	1996
                                             			  ---------- 	-----------
Cash flows from operating activities:
	Net income	                                        $   314 	   $   513
	Adjustments to reconcile net income to net
		cash provided by operating activities:
	Equity in earnings of guarantors	                     (143)       	(88)
	Changes in assets and liabilities:
		Prepaid expenses and other assets	                (10,145)    	(7,875)
		Accrued liabilities	                                9,774      	6,942
                                              			----------- 	-----------
	Net cash flows from operating activities	             (200)	      (508)
                                              			----------- 	-----------
Cash flows from investing activities:
Decrease in restricted cash and short-term
 investments	                                         1,633	     13,040
                                              			----------- 	-----------
Cash flows from financing activities:
Due to affiliates                                   	36,689	     (6,795)
                                               		----------- 	-----------
Net change in cash	                                  38,122	      5,737
Cash at the beginning of period                     	13,218	      4,393
                                              			----------- 	-----------
Cash at the end of period                         	$ 51,340	   $ 10,130
                                                  			======     	=======
Non-cash investing and financing activities:
Adjustments resulting from capital transactions
		of Guarantors                                   	$    (14)  	$    112
                                                    		======    	=======

	The accompanying notes are an integral part of these financial statements.

                          SALTON SEA FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                            (Dollars in Thousands)
                                  (Unaudited)
                -------------------------------------------------------


1.	General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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









INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of March 31, 1997, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Guarantors' management.

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

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Salton Sea Guarantors as of December 31, 1996, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
April 29, 1997

                            SALTON SEA GUARANTORS

                           COMBINED BALANCE SHEETS
                            (Dollars in Thousands)
              -------------------------------------------------------

                                           			March 31,     	December 31,
                                             			1997             1996
                                         	---------------- 	---------------
                                          			(unaudited)
ASSETS
Accounts receivable	                           $ 15,501	        $ 14,954
Prepaid expenses and other assets	               14,314	          16,008
Property, plant, contracts and equipment, net	  483,314         	484,182
Excess of cost over fair value of net assets
 acquired, net	                                  50,464          	50,790
                                        			-------------   	-------------
                                            			$563,593        	$565,934
                                             			=======         	=======

LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable	                             $    160	        $    642
Accrued liabilities                            	15,802           	9,989
Due to affiliates	                              48,598          	64,091
Senior secured project note                   	299,840         	299,840
                                       			-------------   	-------------
	Total liabilities                            	364,400         	374,562

Total Guarantors' equity	                      199,193         	191,372
                                       			-------------   	-------------
                                           			$563,593        	$565,934
                                            			=======         	=======

	The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS
                              (Dollars in Thousands)
                                  (Unaudited)
               -------------------------------------------------------


                                      			Three Months Ended
                                            			March 31,
                                			----------------------------------
                                        			1997	        1996
                                   			------------ 	------------
Revenues:

Sales of electricity	                    $23,254      	$16,221
Interest and other income	                     9	           68
                                   			-----------  	-----------
Total revenues	                           23,263	       16,289
                                   			-----------  	-----------
Expenses:

Operating, general and administration     	7,161	        5,789
Depreciation and amortization             	3,642	        2,682
Interest expense	                          5,864        	6,257
Less capitalized interest                	(1,225)	      (3,300)
                                    		-----------  	-----------
Total expenses	                           15,442       	11,428
                                   			-----------  	-----------
Net income	                              $ 7,821	      $ 4,861
                                        		======	        ======

	The accompanying notes are an integral part of these financial statements.

                             SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                -------------------------------------------------------

                                           				Three Months Ended
                                                				March 31,
                                    				----------------------------------
                                           				1997         	1996
                                       				-----------	  -----------
Cash flows from operating activities:
Net income	                                  $ 7,821  	    $ 4,861
Adjustments to reconcile net income to net
	cash provided by operating activities:
		Depreciation and amortization	               3,642 	       2,682
		Changes in assets and liabilities:
			Accounts receivable	                         (547)      	(5,809)
			Prepaid expenses and other assets          	1,694        	2,276
			Accounts payable and accrued
			 liabilities	                               5,331        	7,996
                                     				------------	-------------
Net cash flows from operating activities	     17,941       	12,006
                                     				------------	-------------
Cash flows from investing activities:
Capital expenditures	                         (2,448)	     (30,623)
                                      			------------	-------------
Cash flows from financing activities:
Due to (from) affiliates	                    (15,493)	      18,163
                                     				------------	-------------
Net change in cash	                                -	         (454)
Cash at beginning of period	                       -	          454
                                     				------------	-------------
Cash at end of period                   	$         -	 $          -
                                          				=======	     ========

	The accompanying notes are an integral part of these financial statements.

                           SALTON SEA GUARANTORS

                 NOTES TO COMBINED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                               (Unaudited)
          -------------------------------------------------------


1.	General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

3.	Property, Plant, Contracts and Equipment:

Property, plant, contracts and equipment consisted of the following:

                                          				March 31,     	December 31,
                                            				1997	            1996
                                  				--------------------	-------------------
Plant and equipment	                         $329,842	          $329,458
Power sale agreements	                         64,609            	64,609
Mineral reserves                              	68,056            	66,831
Exploration and development costs             	43,059            	42,220
                                     				-------------     	-------------
                                          				505,566	           503,118
Less accumulated depreciation
	and amortization	                            (22,252)          	(18,936)
                                     				-------------     	-------------
                                         				$483,314          	$484,182
                                          			========          	========






INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 1997, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Guarantors' management.

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

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Partnership Guarantors as of December 31, 1996, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
April 29, 1997

                            PARTNERSHIP GUARANTORS

                            COMBINED BALANCE SHEETS
                             (Dollars in Thousands)
             -------------------------------------------------------


                                            			March 31,     	December 31,
                                              			1997            	1996
                                     			--------------------	------------------
                                          			(unaudited)
ASSETS
Accounts receivable	                           $ 22,800 	        $ 22,766
Due from affiliates	                            141,828	          129,278
Prepaid expenses and other assets               	16,024           	19,083
Property, plant, contracts and equipment, net	  366,699	          364,849
Management fee                                  	67,660           	67,521
Excess of cost over fair value of net assets
 acquired, net	                                 137,795          	138,686
                                        			-------------    	-------------
                                            			$752,806         	$742,183
                                              		=======	          =======


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                             	 $    901	        $    663
Accrued liabilities	                             26,773	          22,977
Senior secured project notes	                   182,204	         182,204
Deferred income taxes	                          111,380         	108,277
                                         			------------   	-------------
Total liabilities	                              321,258         	314,121

Guarantors' equity:
Common stock	                                         3	               3
Additional paid-in capital	                     387,663         	387,663
Retained earnings	                               43,882          	40,396
                                        			-------------   	-------------
Total Guarantors' equity                       	431,548	         428,062
                                        			-------------	   -------------
                                            			$752,806        	$742,183
                                             			=======         	=======

	The accompanying notes are an integral part of these financial statements.

                              PARTNERSHIP GUARANTORS

                         COMBINED STATEMENTS OF OPERATIONS
                               (Dollars in Thousands)
                                      (Unaudited)
                -------------------------------------------------------

                                                 			Three Months Ended
                                                      			March 31,
                                       			-------------------------------------
                                                 		1997           	1996
                                            			-----------    	-----------
Revenues:

Sales of electricity	                             $34,746        	$15,159
Interest and other income                            	545	          2,220
                                            			-----------    		----------
Total revenues	                                    35,291         	17,379
                                            			-----------     	----------
Expenses:

Operating, general and administration	             16,282	          7,612
Depreciation and amortization	                      9,644          	4,373
Interest expense	                                   3,651          	2,007
Less capitalized interest                         	(2,246)       	 (2,007)
                                            			-----------	    -----------
Total expenses	                                    27,331	         11,985
                                             		-----------    	-----------
Income before income taxes	                         7,960	          5,394
Provision for income taxes	                         3,103          	2,249
                                            			-----------    	-----------
Net income	                                       $ 4,857	        $ 3,145
                                                		=======       	 =======

	The accompanying notes are an integral part of these financial statements.


                             PARTNERSHIP GUARANTORS

                       COMBINED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                   (Unaudited)
               -------------------------------------------------------

                                                   	Three Months Ended
                                                        	March 31,
                                           	-----------------------------------
                                                    	1997        	1996
                                                	------------	------------

Cash flows from operating activities:
Net income	                                       $  4,857	     $  3,145
Adjustments to reconcile net income to net
	cash provided by operating activities:
		Depreciation and amortization                    	 9,644        	4,373
		Deferred income taxes	                             3,103	        2,249
		Changes in assets and liabilities:
			Accounts receivable                                	(34)       	2,226
			Prepaid expenses and other assets	                3,059       	(2,163)
			Accounts payable and accrued liabilities	         4,034      	(15,094)
                                               ____________ _____________
Net cash flows from operating activities	           24,663       	(5,264)
                                           				------------	-------------
Cash flows from investing activities:
Capital expenditures	                              (10,236)	      (3,736)
Management fee                                       	(506)        	(841)
Increase in restricted cash and short-term investments  	-         	(717)
                                           				------------ -------------
Net cash flows from investing activities	          (10,742)      	(5,294)
                                           				------------	-------------
Cash flows from financing activities:
Increase in amounts due from affiliates	           (12,550)        	(914)
Repayments on loans payable	                             -       	(5,133)
Contributions from parent                               	-       	16,501
Distributions to parent	                            (1,371)           	-
                                           				------------	-------------
Net cash flows from financing activities	          (13,921)	      10,454
                                           				------------	-------------
Net change in cash	                                      -	         (104)
Cash at beginning of period	                             -       	11,146
                                            			------------	-------------

Cash at end of period	                          $        -	     $ 11,042
                                               				=======	      =======

	The accompanying notes are an integral part of these financial statements.

                              PARTNERSHIP GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              (Dollars in thousands)
                                   (Unaudited)
            -------------------------------------------------------


1.	General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

3.	Property, Plant, Contracts and Equipment:

Property, plant, contracts and equipment consisted of the following:

                                          				March 31,       	December 31,
                                            				1997	              1996
                                   				--------------------	-------------------
Plant and equipment	                          $ 62,776          	$ 60,272
Power sale agreements	                         123,588	           123,588
Process license	                                46,290            	46,290
Mineral reserves	                              123,445	           121,199
Exploration and development costs              	62,610            	59,303
                                       				------------     	-------------
                                           				418,709           	410,652
Less accumulated depreciation
	and amortization	                             (52,010)          	(45,803)
                                       				------------     	-------------
                                          				$366,699          	$364,849
                                          				========          	========

                                 PARTNERSHIP GUARANTORS

                        NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Dollars in thousands)
                                      (Unaudited)
                  -------------------------------------------------------


4.	Purchase of Edison Mission Energy's Partnership Interests

On April 17, 1996 CECI completed the indirect acquisition of Edison Mission Energy's partnership interests in the Vulcan, Hoch (Del Ranch), Leathers and Elmore geothermal operating facilities. Magma Power Company, a wholly-owned subsidiary of CECI, currently operates these facilities and directly or indirectly owns 100% interest in these facilities. Magma's ownership interest related to Del Ranch, Leathers, Elmore and Vulcan is assigned to the Partnership Guarantors.

Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the three months ended March 31, 1996, as if the acquisition had occurred at the beginning of the period after giving effect to certain pro forma adjustments related to the acquisition were $36,065 and $4,238, respectively.






INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of March 31, 1997, and the related statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Salton Sea Royalty Company as of December 31, 1996, and the related statements of operations, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
April 29, 1997

                             SALTON SEA ROYALTY COMPANY

                                    BALANCE SHEETS
                    (Dollars in Thousands, Except per Share Amounts)
     -------------------------------------------------------------------------


                                            		March 31,       	December 31,
                                             			1997 	             1996
                                        	------------------ 	-----------------
                                          			(unaudited)
ASSETS
Due from affiliates	                           $ 15,992	          $ 10,008
Royalty stream, net	                             42,150	            44,372
Excess of cost over fair value of net
  assets acquired, net	                          34,777	            35,004
Prepaid expenses and other assets	                1,512	             1,689
                                        			-------------     	-------------
                   		                         	$ 94,431          	$ 91,073
                                             			=======           	=======


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities	                           $ 14,640         	$ 12,070
Senior secured project note                     	56,936	           56,936
Deferred income taxes	                           11,349           	12,227
                                       			--------------    	-------------
Total liabilities	                               82,925	           81,233

Equity:
Common stock, par value $.01 per share; 100 shares authorized
	issued and outstanding	                              -	                -
Additional paid-in capital	                       1,561 	           1,561
Retained earnings	                                9,945	            8,279
                                        			-------------    	-------------
Total equity	                                    11,506            	9,840
                                        			-------------	    -------------
                                 			           $ 94,431	         $ 91,073
                                             			=======          	=======

	The accompanying notes are an integral part of these financial statements.

                              SALTON SEA ROYALTY COMPANY

                               STATEMENTS OF OPERATIONS
                                (Dollars in Thousands)
                                     (Unaudited)
                  -------------------------------------------------------

                                               	Three Months Ended
                                                    	March 31,
                                        ---------------------------------
                                              		1997          	1996
                                          		-----------    	----------
Revenues:
Royalty income	                               $ 7,861	        $ 6,941

Expenses:
Operating, general and administrative expenses	 1,877	          1,707
Amortization of royalty stream and goodwill    	2,449	          2,570
Interest expense	                               1,132	          1,358
                                            	---------   	 -----------
Total expenses	                                 5,458          	5,635
                                          			---------    	-----------

Income before income taxes                     	2,403          	1,306
Provision for income taxes                       	737	            478
                                          			---------    	-----------
Net income                                   	$ 1,666	        $   828
			                                            =======           ====

	The accompanying notes are an integral part of these financial statements.

                         SALTON SEA ROYALTY COMPANY

                          STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (Unaudited)
            -------------------------------------------------------

                                             				Three Months Ended
                                                  				March 31,
                                               ------------------------
                                              				1997	        1996
                                           				----------- 	-----------
Cash flows from operating activities:
Net income	                                       $1,666      	$  828
Adjustments to reconcile net income to net
	cash provided by operating activities:
		Amortization of royalty stream and goodwill	     2,449	       2,570
		Changes in assets and liabilities:
		Prepaid expenses and other assets	                 177         	222
		Accrued liabilities and deferred income taxes   	1,692	       1,614
                                          				----------- 	-----------
Net cash flows from operating activities          	5,984       	5,234

Net cash flows from investing activities	              -	           -
                                           			----------- 	-----------
Net cash flows from financing activities:
Decrease (increase) in due from affiliates        (5,984)        	125
Distribution to parent	                                -       (5,359)
                                          				----------- 	-----------
Net cash flows from financing activities	         (5,984)	     (5,234)
                                          				-----------	 -----------
Net change in cash	                                    -	           -
Cash at beginning of period	                           -           	-
                                          				----------- 	-----------
Cash at end of period	                        $        -	  $        -
                                               	 		======      	======

	The accompanying notes are an integral part of these financial statements.

                        SALTON SEA ROYALTY COMPANY

                       NOTES TO FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)
          -------------------------------------------------------


1.	General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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


                      THE SALTON SEA FUNDING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in Thousands, Except per kWh Data)
           --------------------------------------------------------------

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

The Partnership Projects sell all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity bonus payments to the projects, and to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payments are significantly higher in the months of June through September. Energy is sold at increasing scheduled rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Hoch (Del Ranch), Elmore and Leathers Partnerships, respectively.

Excluding Vulcan, which is receiving Edison's Avoided Cost of Energy, the Company's SO4 Agreements provide for energy rates ranging from 13.6 cents per kWh in 1997 to 15.6 cents per kWh in 1999.

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The initial contract capacity and contract nameplate are each 10 MW. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was
5.22 cents per kWh during the three months ended March 31, 1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30-year modified SO4 Agreements. The contract capacities and contract nameplates are 15 MW and 20 MW for Salton Sea II and 47.5 MW and 49.8 MW for Salton Sea III, respectively. The contracts require Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expires April 4, 2000 for Salton Sea II and February 13, 1999 for Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of


                            THE SALTON SEA FUNDING CORPORATION

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (Dollars in Thousands, Except per kWh Data)
            --------------------------------------------------------------

Results of Operations:  (continued)

Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

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

For the three months ended March 31, 1997, Edison's average Avoided Cost of Energy was 3.8 cents per kWh which is substantially below the contract energy prices earned for the three months ended March 31, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled payment periods.

The following data represents the aggregate capacity and electricity production of Salton Sea Units I, II, III and IV:

                                                    	Three Months Ended
                                                          	March 31,
                                            	----------------------------------
                                                  				1997          	1996
                                               				-----------  	-----------
Overall capacity factor	                                98.8%	        89.6%
Capacity NMW (average)	                                119.4         	79.8
kWh produced (in thousands)	                         254,800	      156,200

The overall capacity factor for the Salton Sea Project has increased for the three months ended March 31, 1997 compared to the same period in 1996 primarily as a result of the commencement of operations at the Salton Sea IV project and operating efficiencies resulting in greater production at Salton Sea Units I, II and III.


                          THE SALTON SEA FUNDING CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (Dollars in Thousands, Except per kWh Data)
          --------------------------------------------------------------


Results of Operations:  (continued)

The following data represents the aggregate capacity and electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                                  	Three Months Ended
                                                        	March 31,
                                             	-------------------------------
			                                                 	1997	       1996
                                             				-----------	-----------

Overall capacity factor	                             101.8%      	97.6%
Capacity NMW (average)                              	148.0 	     148.0
kWh produced (in thousands)	                       325,300    	315,600

The overall capacity factor for the Partnership Project increased for the first quarter of 1997 compared to the first quarter of 1996 due to increased production at Leathers and Elmore as both facilities had scheduled turbine overhauls in 1996.

The Salton Sea Guarantors' sales of electricity increased to $23,254 for the three months ended March 31, 1997 from $16,221 for the same period of 1996, a 43.4% increase. This increase was primarily due to the addition of Unit IV production in June 1996 and increased electric production at the other plants.

The Partnership Guarantors' sales of electricity increased to $34,746 for the three months ended March 31, 1997 from $15,159 for the same period in 1996, a 129.2% increase. This increase was primarily due to the purchase of Edison Mission Energy's 50% partnership interest in the four geothermal operating facilities in April 1996.

The Royalty Guarantor's revenues increased to $7,861 for the three months ended March 31, 1997 from $6,941 for the same period last year. This increase was due primarily to higher energy sales at Elmore and Leathers compared to the same period last year.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $7,161, for the three months ended March 31, 1997 from $5,789 for the same period in 1996. This increase was primarily due to the commencement of operations at the Salton Sea Unit IV plant in June 1996.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $16,282 for the three months ended March 31, 1997 from $7,612 for the same period in 1996.
 This increase was primarily due to the Edison Mission Energy Partnership Interest Acquisition.

The Royalty Guarantors' operating expenses increased to $1,877 for the three months ended March 31, 1997 from $1,707 for the same period in 1996, a 10.0% increase. This increase was due to a scheduled increase in third party lessor royalties related to the increase in the Partnership Projects' sales of electricity.


                           THE SALTON SEA FUNDING CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Thousands, Except per kWh Data)
             ---------------------------------------------------------------


Results of Operations:  (continued)

The Salton Sea Guarantors' depreciation and amortization increased to $3,642 for the three months ended March 31, 1997 from $2,682 for the same period of 1996, a 35.8% increase. This increase was due primarily to the depreciation related to Salton Sea Unit IV plant.

The Partnership Guarantors' depreciation and amortization increased to $9,644 for the three months ended March 31, 1997 from $4,373 for the same period in 1996, a 120.5% increase. This increase was due primarily to the Edison Mission Energy Partnership Interest Acquisition.

The Royalty Guarantors' amortization decreased to $2,449 for the three months ended March 31, 1997 from $2,570 for the same period of 1996, a 4.7% decrease.
  This decrease is a result of scheduled amortization.

The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $4,639 for the three months ended March 31, 1997 from $2,957 for the same period in 1996, a 56.9% increase. This increase was due primarily to the capitalization of interest related to the Salton Sea Unit IV expansion during the construction period in 1996, offset partially by the decreased indebtedness in 1997 due to the scheduled payments on the debt.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $1,405 for the three months ended March 31, 1997 from $0 for the same period in 1996 as the result of additional indebtedness primarily related to the Edison Mission Energy Partnership Interest Acquisition.

The Royalty Guarantors' interest expense decreased to $1,132 for the three months ended March 31, 1997 from $1,358 from the same period in 1996. The decrease was the result of scheduled payments on the debt.

The Salton Sea Guarantors are primarily comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities.
 Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision increased to $3,103 for the three months ended March 31, 1997 from $2,249 for the same period in 1996, a 38.0% increase. This increase was primarily due to an increase in income before income taxes resulting from the Edison Mission Energy Partnership Interest Acquisition. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $737 for the three months ended March 31, 1997 compared to $478 for the same period in 1996. This increase was due primarily to increased earnings in the current year. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.



                            THE SALTON SEA FUNDING CORPORATION

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (Dollars in Thousands, Except per kWh Data)
              --------------------------------------------------------------


Results of Operations:  (continued)

The Salton Sea Funding Corporation's net income for the three months ended March 31, 1997 was $314 compared to $513 for the same period in 1996. Net income primarily represented interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income increased to $7,821 for the three months ended March 31, 1997 compared to $4,861 for the same period of 1996.

The Partnership Guarantors' net income increased to $4,857 for the three months ended March 31, 1997 compared to $3,145 for the same period of 1996.

The Royalty Guarantors' net income increased to $1,666 for the three months ended March 31, 1997 compared to $828 for the same period of 1996.

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


                        				SALTON SEA FUNDING CORPORATION

                        				/s/	Gregory E. Abel
Date:  May 14, 1997		           Gregory E. Abel
                           					Executive Vice President and
                           					Chief Accounting Officer


                        		 	/s/	John G. Sylvia
                           					John G. Sylvia
                           					Senior Vice President and
                           					Chief Financial Officer

                              EXHIBIT INDEX

 Exhibit	                                                        	Page
   No.                                                         		  No.

   27	Financial Data Schedule                                     	33