Form 10-Q
period 1997-06-30
SALTON SEA FUNDING CORP
filed 1997-08-13
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1997
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

     Yes    X                     No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on June 30, 1997.


                 SALTON SEA FUNDING CORPORATION

                           Form 10-Q

                         June 30, 1997
                         _____________

                        C O N T E N T S


                 PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements                              Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                               4

Balance Sheets, June 30, 1997
 and December 31, 1996                                        5

Statements of Operations for the Three and
 Six Months Ended June 30, 1997 and 1996                      6

Statement of Cash Flows for the
 Six Months Ended June 30, 1997 and 1996                      7

Notes to Financial Statements                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                               9

Combined Balance Sheets, June 30, 1997
 and December 31, 1996                                       10

Combined Statements of Operations for the Three
 and Six Months Ended June 30, 1997 and 1996                 11

Combined Statements of Cash Flows for the
 Six Months Ended June 30, 1997 and 1996                     12

Notes to Combined Financial Statements                       13
PARTNERSHIP GUARANTORS

Independent Accountants' Report                              15

Combined Balance Sheets, June 30, 1997
 and December 31, 1996                                       16

Combined Statements of Operations for the Three
 and Six Months Ended June 30, 1997 and 1996                 17

Combined Statements of Cash Flows for the
 Six Months Ended June 30, 1997 and 1996                     18

Notes to Combined Financial Statements                       19

SALTON SEA ROYALTY COMPANY

Independent Accountants' Report                              21

Balance Sheets, June 30, 1997
 and December 31, 1996                                       22

Statements of Operations for the Three and
 Six Months Ended June 30, 1997 and 1996                     23

Statements of Cash Flows for the
 Six Months Ended June 30, 1997 and 1996                     24

Notes to Financial Statements                                25

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       26


                  PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                   33
Item 2.  Changes in Securities                               33
Item 3.  Defaults on Senior Securities                       33
Item 4.  Submission of Matters to a Vote of
         Security Holders                                    33
Item 5.  Other Information                                   33
Item 6.  Exhibits and Reports on Form 8-K                    33

Signatures                                                   34

Exhibit Index                                                35




INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of June 30, 1997, and the related statements of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Salton Sea Funding Corporation as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, we expressed an unqualified opinion on those financial
statements.   In our opinion, the information set  forth  in  the
accompanying balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 12, 1997



                SALTON SEA FUNDING CORPORATION

                        BALANCE SHEETS
       (Dollars in Thousands, Except per Share Amounts)



                                       June 30,     December 31,
                                         1997           1996
                                     ___________      __________
                                     (unaudited)
ASSETS
Cash                                   $     ---      $  13,218
Restricted cash and short-term
  investments                              6,271         14,044
Prepaid expenses and other assets          3,042          3,452
Secured project notes of Guarantors      493,868        538,982
Investment in 1% of net assets of
  Guarantors                               6,606          6,293
                                      __________     __________
                                       $ 509,787      $ 575,989
                                      ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                    $   3,005      $   3,291
Due to affiliates                          3,577         25,022
Senior secured notes and bonds           493,868        538,982
                                      __________     __________
  Total liabilities                      500,450        567,295

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares          ---            ---
Additional paid-in capital                 5,366          5,366
Retained earnings                          3,971          3,328
                                      __________     __________
  Total stockholder's equity               9,337          8,694
                                      __________     __________
                                       $ 509,787      $ 575,989
                                      ==========     ==========

The accompanying notes are an integral part of these financial  statements.



                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)


                       Three Months Ended   Six Months Ended
                            June 30             June 30
                          1997       1996      1997      1996
Revenues:

Interest income         $  10,342 $   8,707 $  20,747 $  17,660
Equity in earnings of
  Guarantors                  198       146       341       234
                        _________  ________  ________  ________
Total revenues             10,540     8,853    21,088    17,894
                        _________  ________  ________  ________

Expenses:

General and
 administrative expenses     219        45       459        226
Interest expense            9,717     7,943    19,491    15,933
                        _________  ________  ________  ________
Total expenses              9,936     7,988    19,950    16,159
                        _________  ________  ________  ________
Income before income taxes    604       865     1,138     1,735
Provision for income taxes    248       355       467       712
                        _________  ________  ________  ________
Net income              $     356 $     510  $    671 $   1,023
                        ========= =========  ======== =========

The accompanying notes are an integral part of these financial  statements.



                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)

                                                          Six Months ended
                                                           June 30, 1997
                                                         1997          1996

Cash flows from operating activities:
  Net income                                        $     671       $   1,023
  Adjustments to reconcile net income to net
     cash flow from operating activities:
  Equity in earnings of guarantors                       (341)           (234)
  Changes in assets and liabilities:
     Prepaid expenses and other assets                    410             419
     Accrued liabilities                                 (286)         (1,273)
                                                       __________     _________
  Net cash flows from operating activities                454             (65)
                                                       __________     _________
Cash flows from investing activities:
  Restricted cash                                       7,773          37,806
  Principal repayments of secured project notes
  of Guarantors                                        45,114             ---
                                                     __________       _________
  Net cash flows from investing activities             52,887          37,806
                                                     __________       _________
Cash flows from financing activities:
  Decrease in due to affiliates                       (21,445)        (13,094)
  Repayment of senior secured notes and bonds         (45,114)            ---
                                                     __________      _________
  Net cash flows from financing activities            (66,559)        (13,094)
                                                     __________      _________
  Net change in cash                                  (13,218)         24,647
  Cash at the beginning of period                      13,218           4,393
                                                     __________      _________
  Cash at the end of period                        $      ---       $  29,040
                                                     ==========      =========
Supplemental disclosures:
  Interest paid                                    $   19,777       $  16,158
                                                     ==========     ==========
Non-cash investing and financing activities:
  Adjustments resulting from capital transactions
     of Guarantors                                 $      (28)      $    556
                                                     ==========     =========

The accompanying notes are an integral part of these financial  statements.


                 SALTON SEA FUNDING CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                     _____________________


1. General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three and six months ended June
30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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





INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of June 30, 1997, and the related combined statements of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 12, 1997
                     SALTON SEA GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                       June 30,    December 31,
                                         1997          1996
                                      __________      _________
                                     (unaudited)
ASSETS
Accounts receivable                    $  17,298     $  14,954
Prepaid expenses and other assets         13,543        16,008
Property, plant, contracts and
 equipment, net                          480,965       484,182
Excess of cost over fair value of net
  assets acquired, net                    50,138        50,790
                                       _________      _________
                                       $ 561,944     $ 565,934
                                        ========       ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
  Accounts payable                     $     267     $     642
  Accrued liabilities                      7,709         9,989
  Due to affiliates                       61,535        64,091
  Senior secured project note            283,024       299,840
                                       _________      _________
  Total liabilities                      352,535       374,562

Total Guarantors' equity                 209,409       191,372
                                       _________      _________
                                       $ 561,944     $ 565,934
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.


                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)




                                  Three Months Ended       Six Months Ended
                                       June 30                  June 30
                                _____________________   _____________________
                                    1997        1996         1997      1996
                                  ________    ________   ________    ________
Revenues:

Sales of electricity             $ 25,169     $ 19,012   $ 48,423   $ 35,233
Interest and other income             152           60        161        128
                                  _______      _______    _______    _______
  Total revenues                   25,321       19,072     48,584     35,361
                                  _______      _______    _______    _______
Expenses:

Operating, general and
   administration                   6,844        5,937     14,005     11,726
Depreciation and amortization       3,647        3,204      7,289      5,886
Interest expense                    5,833        6,262     11,697     12,519
Less capitalized interest          (1,219)      (2,907)    (2,444)    (6,207)
                                   _______      _______    _______    _______
  Total expenses                   15,105       12,496     30,547     23,924
                                   _______      _______    _______    _______
Net income                       $ 10,216     $  6,576   $ 18,037   $ 11,437
                                   =======      =======    =======    =======

The accompanying notes are an integral part of these financial  statements.


                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                                Six Months Ended
                                                    June 30,
                                              ____________________
                                               1997       1996
                                             _________ _________
Cash flows from operating activities:
Net income                                   $ 18,037  $ 11,437
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Depreciation and amortization                7,289     5,886
   Changes in assets and liabilities:
    Accounts receivable                        (2,344)   (5,389)
    Prepaid expenses and other assets           2,465    (1,123)
    Accounts payable and accrued
     liabilities                               (2,655)    2,122
                                            _________ _________
Net cash flows from operating activities       22,792    12,933
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                           (3,420)  (52,430)
                                            _________ _________
Net cash flows from investing activities       (3,420)  (52,430)
                                            _________ _________
Cash flows from financing activities:
 Increase (decrease) in due to affiliates      (2,556)   50,271
 Repayments of senior secured project note    (16,816)  (10,830)
                                            ___________________
Net cash flows from financing activities      (19,372)   39,441
                                            _________ _________
Net change in cash                                ---       (56)
Cash at beginning of period                       ---       454
                                            _________ _________
Cash at end of period                       $     ---$      398
                                            ========= =========
The accompanying notes are an integral part of these financial  statements.


                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

The results of operations for the three and six months ended June
30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


3. Property, Plant, Contracts and Equipment:

Property,  plant,  contracts  and  equipment  consisted  of   the
following:

                                      June  30,     December 31,
                                        1997            1996
                                       ________       ________
Plant and equipment                  $ 328,873      $ 329,458
Power sale agreements                   64,609         64,609
Mineral extraction                      69,275         66,831
Exploration and development costs       43,427         42,220
                                       ________       ________
                                       506,184        503,118
Less accumulated depreciation
  and amortization                     (25,219)       (18,936)
                                       ________       ________
                                     $ 480,965      $ 484,182
                                       ========       ========






INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of June 30, 1997, and the related combined statements of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Partnership Guarantors' management.

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

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Partnership Guarantors as of December 31, 1996, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 12, 1997
                     PARTNERSHIP GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                     June  30,      December 31,
                                       1997             1996
                                    ____________    ___________
                                     (unaudited)
ASSETS
Accounts receivable                    $  28,008      $  22,766
Due from affiliates                      123,085        129,278
Prepaid expenses and other assets         16,265         19,083
Property, plant, contracts and
 equipment, net                          367,418        364,849
Management fee                            68,278         67,521
Excess of cost over fair value of
 net assets acquired, net                136,904        138,686
                                       _________      _________
                                       $ 739,958      $ 742,183
                                       =========      =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                       $   1,236      $     663
Accrued liabilities                       21,420         22,977
Senior secured project notes             162,907        182,204
Deferred income taxes                    116,386        108,277
                                       _________      _________
Total liabilities                        301,949        314,121

Guarantors' equity:
Common stock                                   3              3
Additional paid-in capital               387,663        387,663
Retained earnings                         50,343         40,396
                                       _________      _________
Total Guarantors' equity                 438,009        428,062
                                       _________      _________
                                       $ 739,958      $ 742,183
                                       =========      =========

The accompanying notes are an integral part of these financial s tatements.
                    PARTNERSHIP GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                         Three Months Ended    Six Months Ended
                               June 30             June 30
                     _____________________   ______________________
                          1997      1996      1997      1996
                        _________ _________ _________ _________
Revenues:

Sales of electricity     $ 38,165 $ 36,996   $ 72,911  $ 52,155
Interest and other income   1,022    1,929      1,567    4,149
                        _________ _________ _________ _________
Total revenues             39,187   38,925     74,478   56,304
                        _________ _________ _________ _________
Expenses:

Operating, general and
   administration          15,366   16,798     31,648    24,410
Depreciation and
   amortization             9,686    9,916     19,330    14,289
Interest expense            3,548    3,255      7,199     5,262
Less capitalized interest  (2,302)  (2,462)    (4,548)   (4,469)
                        _________ _________ _________ _________

Total expenses             26,298   27,507     53,629    39,492
                        _________ _________ _________ _________

Income before income taxes 12,889   11,418     20,849    16,812
Provision for income taxes  5,006    4,463      8,109     6,712
                        _________ _________ _________ _________

Net income               $  7,883 $  6,955   $ 12,740  $ 10,100
                        ========= ========= ========= =========

The accompanying notes are an integral part of these financial  statements.



                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                             Six Months Ended
                                                  June 30,
                                          ______________________
                                              1997        1996
                                            _________  _________
Cash flows from operating activities:
Net income                                  $  12,740 $  10,100
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Depreciation and amortization               19,330   14,289
   Deferred income taxes                        8,109      874
   Changes in assets and liabilities:
     Accounts receivable                       (5,242)     278
     Prepaid expenses and other assets          2,818   (2,340)
     Accounts payable and accrued
      liabilities                                (985)  (8,134)
                                            _________ _________
Net cash flows from operating activities       36,770   15,067
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                          (19,383) (11,434)
Management fee                                 (1,490)  (1,501)
Restricted cash                                     -   23,085
                                            _________ _________
Net cash flows from investing activities      (20,873)  10,150
                                            _________ _________
Cash flows from financing activities:
Repayments of senior secured project rates    (19,297) (99,809)
Loan proceeds                                       -  135,000
Increase (decrease) in due from affiliates      6,193  (37,071)
Distributions to parent                        (2,793) (34,457)
                                            _________ _________
Net cash flows from financing activities      (15,897) (36,337)
                                            _________ _________
Net change in cash                                  -  (11,120)
Cash at beginning of period                         -   11,146
                                            _________ _________
Cash at end of period                       $       - $     26
                                            ========= =========

During 1996, CalEnergy Company, Inc. contributed $71,000 of net assets acquired from Edison Mission Energy, of which $12,956 was cash, to the Partnership Guarantors.

The accompanying notes are an integral part of these financial  statements.


                     PARTNERSHIP GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

The results of operations for the three and six months ended June
30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2. Other Footnote Information:

Reference  is  made to the Salton Sea Funding Corporation's  most
recently   issued  annual  report  on  Form  10-K  that  included
information necessary or useful to the understanding of the Guarantors' business and financial statement presentations.
                     PARTNERSHIP GUARANTORS
             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

3. Property, Plant, Contracts and Equipment:

Property,  plant,  contracts  and  equipment  consisted  of   the
following:

                                      June 30,      December 31,
                                        1997             1996
                                    ____________     ___________
Plant and equipment                    $  66,628     $   60,272
Power sale agreements                    123,588        123,588
Process license                           46,290         46,290
Mineral reserves                         125,747        121,199
Exploration and development costs         68,073         59,303
                                      __________     __________
                                         430,326        410,652
Less accumulated depreciation
  and amortization                       (62,908)       (45,803)
                                      __________     __________
                                       $ 367,418      $ 364,849
                                      ==========     ==========

4. Purchase of Edison Mission Energy's Partnership Interests

On April 17, 1996 CalEnergy Company, Inc. ("CECI") completed the indirect acquisition of Edison Mission Energy's partnership interests in the Vulcan, Hoch (Del Ranch), Leathers and Elmore geothermal operating facilities. Magma Power Company, wholly-owned by CECI, currently operates these facilities and directly or indirectly owns 100% interest in these facilities. Magma's ownership interest related to Del Ranch, Leathers, Elmore and Vulcan is assigned to the Partnership Guarantors.

Unaudited proforma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the six months ended June 30, 1996, as if the acquisition had occurred at the beginning of the period after giving effect to certain pro forma adjustments related to the acquisitions were $74,943 and $11,233, respectively.





INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of June 30, 1997, and the related statements of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Salton Sea Royalty Company's management.

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



DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 12, 1997
  SALTON SEA ROYALTY COMPANY

                         BALANCE SHEETS
        (Dollars in Thousands, Except per Share Amounts)



                                        June 30,    December 31,
                                          1997         1996
                                     ___________     ___________
                                      (unaudited)
ASSETS
Due from affiliates                     $  10,622     $  10,008
Royalty stream, net                        39,929        44,372
Excess of cost over fair value of net assets
  acquired, net                            34,550        35,004
Prepaid expenses and other assets           1,335         1,689
                                       __________    __________
                                        $  86,436     $  91,073
                                       ==========    ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                     $  14,846    $  12,070
Senior secured project note                47,935        56,936
Deferred income taxes                      10,472        12,227
                                       __________    __________
  Total liabilities                        73,253        81,233

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding      -            -
Additional paid-in capital                  1,561        1,561
Retained earnings                          11,622        8,279
                                       __________    __________
Total equity                               13,183         9,840
                                       __________    __________
                                        $  86,436     $  91,073
                                       ==========    ==========

The accompanying notes are an integral part of these financial s tatements.
                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                         Three Months Ended       Six Months Ended
                            June 30                    June 30
                       _____________________    ____________________
                           1997      1996      1997       1996
                         _______    _______  ________    ________
Revenues:
Royalty income            $ 7,922   $ 7,697  $ 15,783  $ 14,638

Expenses:
Operating, general and
  administrative expenses   1,955    1,845      3,832     3,552
Amortization of royalty stream
   and goodwill             2,448    2,570      4,897     5,140
Interest expense            1,094    1,341      2,226     2,699
                        _______________________________________
Total expenses              5,497    5,756     10,955    11,391
                        _______________________________________

Income before income taxes  2,425    1,941      4,828     3,247
Provision for income taxes    748      887      1,485     1,365
                        _______________________________________

Net income                $ 1,677  $ 1,054    $ 3,343   $ 1,882
                        =======================================

The accompanying notes are an integral part of these financial  statements.


                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)
                          (Unaudited)

                                               Six Months Ended
                                                   June 30,
                                             _____________________
                                               1997       1996
                                            _________    ________
Cash flows from operating activities:
Net income                                   $  3,343  $  1,882
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Amortization of royalty stream and goodwill  4,897     5,140
   Changes in assets and liabilities:
   Prepaid expenses and other assets              354       445
   Accrued liabilities and deferred
     income taxes                               1,021     1,321
Net cash flows from operating activities        9,615     8,788

Net cash flows from financing activities:
Decrease (increase) in due from affiliates       (614)    7,896
Repayment of Senior secured project note       (9,001)   (5,473)
Distribution to parent                              -   (11,211)
Net cash flows from financing activities       (9,615)   (8,788)
                                             _________ _________
Net change in cash                                  -         -
Cash at beginning of period                         -         -
                                             _________ _________
Cash at end of period                        $      -  $      -
                                             ========= =========

The accompanying notes are an integral part of these financial  statements.


                   SALTON SEA ROYALTY COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

1. General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three and six months ended June
30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2. Other Footnote Information:

Reference  is  made to the Salton Sea Funding Corporation's  most
recently   issued  annual  report  on  Form  10-K  that  included
information necessary or useful to the understanding of the Company's business and financial statement presentations.

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

Excluding Vulcan, which is receiving Edison's awarded cost of energy, the Companys SO4 Agreements provide for energy rates ranging from 13.6 cents per kWh in 1997 to 15.6 cents per kWh in 1999.

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The initial contract capacity and contract nameplate are each 10 MW. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during the six months ended June 30, 1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.
               THE SALTON SEA FUNDING CORPORATION

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

For the six months ended June 30, 1997, Edison's average Avoided Cost of Energy was 3.2 cents per kWh which is substantially below the contract energy prices earned for the six months ended June 30, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under such Agreements could decline significantly after the expiration of the respective scheduled payment periods.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Salton Sea Units I, II, III and IV:

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (in    thousands,   except   per    kwh    data)
                _________________________________
Results of Operations:  (continued)
                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                         _________________________________________
                            1997       1996      1997     1996
                          ________  _________ __________________
Operating capacity factor    89.4%      78.7%     94.1%    83.8%
Capacity (NMW)
  (weighted average)*        119.4      92.9      119.4     86.3
kWh produced
  (in thousands)           233,100   159,700    487,900  315,900

*Weighted average for the commencement of operations at the Salton Sea Unit IV for 1996.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Vulcan, Del Ranch, Elmore and Leathers:
                       Three Months Ended         Six Months Ended
                                June 30,                June 30,
                        _________________________________________
                            1997       1996      1997     1996
                          ________  _________ __________________
Operating capacity factor    98.2%     109.2%    100.0%   103.4%
Capacity NMW (average)         148       148        148      148
kWh produced (in thousands)317,400   353,000    642,700  668,600

The Salton Sea Guarantors' sales of electricity increased to $25,169 for the three months ended June 30, 1997 from $19,012 for the same period of 1996, a 32.4% increase. For the six month period ended June 30, 1997, sales of electricity increased to $48,423 from $35,233 in 1996, a 37.4% increase. These increases were primarily due to the addition of Unit IV production on June 1, 1996 and increased electric production at the other plants.

The Partnership Guarantors' sales of electricity increased to $38,165 for the three months ended June 30, 1997 from $36,996 for the same period in 1996, a 3.2% increase. For the six month period ended June 30, 1997, sales of electricity increased to $72,911 from $52,155 in 1996, a 39.8% increase. These increases were primarily due to the purchase of Edison Mission Energy's 50% partnership interest in the four geothermal operating facilities in April 1996 and a scheduled price increase at some of the facilities offset partially by turbine overhauls at Vulcan and Del Ranch in April 1997.

The Royalty Guarantor revenue increased to $7,922 for the three months ended June 30, 1997 from $7,697 for the same period last year. For the six month period ended June 30, 1997, revenue increased to $15,783 from $14,638 in 1996, a 7.8% increase. These increases were due primarily to higher energy sales at
Del  Ranch,  Elmore and Leathers compared to the same periods  of
1996.
               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $6,844, for the three months ended June 30, 1997 from $5,937 for the same period in 1996. For the six month period ended June 30, 1997, operating expenses increased to $14,005 from $11,726 in 1996. These increases were primarily due to the start up of the Salton Sea Unit IV plant in June 1996.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $15,366 for the three months ended June 30, 1997 from $16,798 for the same period in 1996. For the six month period ended June 30, 1997, operating expenses increased to $31,648 from $24,410 in 1996. The decrease in the second quarter was due to a reduction in operating costs. The year to date increase was primarily due to the Edison Mission Energy acquisition.

The Royalty Guarantors' operating expenses increased to $1,955 for the three months ended June 30, 1997 from $1,845 for the same period in 1996, a 6.0% increase. For the six month period ended June 30, 1997, operating expenses increased to $3,832 from $3,552 in 1996, a 7.9% increase. These increases were due to a scheduled increase in third party lessor royalties related to the increase in the Partnership Projects' sales of electricity.

The Salton Sea Guarantors' depreciation and amortization increased to $3,647 for the three months ended June 30, 1997 from $3,204 for the same period of 1996, a 13.8% increase. For the six month period ended June 30, 1997, depreciation and amortization increased to $7,289 from $5,886 in 1996. These increases were due primarily to the start up of the Salton Sea Unit IV plant in June 1996.

The Partnership Guarantors' depreciation and amortization decreased to $9,686 for the three months ended June 30, 1997 from $9,916 for the same period in 1996, a 2.3% decrease. For the six month period ended June 30, 1997, depreciation and amortization increased to $19,330 from $14,289 in 1996, a 35.3% increase. These increases were due primarily to the Edison Mission Energy acquisition.

The Royalty Guarantors' amortization decreased to $2,448 for the three months ended June 30, 1997 from $2,570 for the same period of 1996, a 4.7% decrease. For the six month period ended June 30, 1997, depreciation and amortization decreased to $4,897 from $5,140 in 1996. These decreases were due to decreases in allocated purchase price depreciation.

The  Salton  Sea Guarantors' interest expense, net of capitalized amounts, increased to $4,614 for the three months ended June  30,
1997                from                $3,355                for

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

the same period in 1996, a 37.5% increase. For the six month period ended June 30, 1997, interest expense, net of capitalized amounts, increased to $9,253 from $6,312 in 1996. These increases were due primarily to the capitalization of interest related to the mineral reserve project.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $1,246 for the three months ended June 30, 1997 from $793 for the same period in 1996. For the six month period ended June 30, 1997, interest expense, net of capitalized amounts, increased to $2,651 from $793 in 1996. These increases were a result of increased indebtedness.

The Royalty Guarantors' interest expense decreased to $1,094 for the three months ended June 30, 1997 from $1,341 from the same period in 1996. For the six month period ended June 30, 1997, interest expense decreased to $2,226 from $2,699 in 1996. These decreases were a result of reduced indebtedness.

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision increased to $5,006 for the three months ended June 30, 1997 from $4,463 for the same period in 1996, a 12.2% increase. For the six month period ended June 30, 1997, the provision for income taxes increased to $8,109 from $6,712 in 1996, a 20.8% increase. These increases were primarily due to an increase in income before income taxes resulting from the Edison Mission Energy acquisition. Income taxes will be paid by the parent of the
Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $748 for the three months ended June 30, 1997 compared to $887 for the same period in 1996. For the six month period ended June 30, 1996, the income tax provision was $1,485 compared to $1,365 for the same period in 1996. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

The Salton Sea Funding Corporation's net income for the three months ended June 30, 1997 was $356 compared to $510 for the same period in 1996. For the six month period ended June 30, 1997 net income decreased to $671 compared to $1,023 in 1996. The net income primarily represents interest income and

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

expense,  net  of  applicable tax, and  the  Salton  Sea  Funding
Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income increased to $10,216 for the three months ended June 30, 1997 compared to $6,576 for the same period of 1996. For the six month period ended June 30, 1997, net income increased to $18,037 compared to $11,437 in 1996.

The Partnership Guarantors' net income increased to $7,883 for the three months ended June 30, 1997 compared to $6,955 for the same period of 1996. For the six month period ended June 30, 1997, net income increased to $12,740 compared to $10,100 in 1996.

The  Royalty Guarantors' net income increased to $1,677  for  the three months ended June 30, 1997 compared to $1,054 for the  same period  of  1996.  For the six month period ended June 30,  1997, net increased to $3,343 compared to $1,882 in 1996.
               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

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


                              SALTON SEA FUNDING CORPORATION


Date:  August 13, 1997        /s/  Gregory E. Abel

                                 Gregory E. Abel
                                 President and Chief Operating Officer,
                                 CalEnergy Europe and Chief Accounting Officer, CalEnergy Company, Inc.


                              /s/  Craig M. Hammett

                                 Craig M. Hammett
                                 Vice President and
                                 Chief Financial Officer




                          EXHIBIT INDEX

Exhibit                                                    Page
  No.                                                       No.

  27     Financial Data Schedule                            36