Form 10-Q/A
period 1997-11-11
SALTON SEA FUNDING CORP
filed 1997-11-12
CIK 949149

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1997
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

                        Yes    X                     No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on September 30, 1997.

                 SALTON SEA FUNDING CORPORATION

                           Form 10-Q

                       September 30, 1997
                         _____________

                        C O N T E N T S


                 PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements                              Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                               4

Balance Sheets, September 30, 1997
 and December 31, 1996                                        5

Statements of Operations for the Three and
 Nine Months Ended September 30, 1997 and 1996                6

Statement of Cash Flows for the
 Nine Months Ended September 30, 1997 and 1996                7

Notes to Financial Statements                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                               9

Combined Balance Sheets, September 30, 1997
 and December 31, 1996                                       10

Combined Statements of Operations for the Three
 and Nine Months Ended September 30, 1997 and 1996           11

Combined Statements of Cash Flows for the
 Nine Months Ended September 30, 1997 and 1996               12

Notes to Combined Financial Statements                       13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                              15

Combined Balance Sheets, September 30, 1997
 and December 31, 1996                                       16

Combined Statements of Operations for the Three
 and Nine Months Ended September 30, 1997 and 1996           17

Combined Statements of Cash Flows for the
 Nine Months Ended September 30, 1997 and 1996               18

Notes to Combined Financial Statements                       19

SALTON SEA ROYALTY COMPANY

Independent Accountants' Report                              21

Balance Sheets, September 30, 1997
 and December 31, 1996                                       22

Statements of Operations for the Three and
 Nine Months Ended September 30, 1997 and 1996               23

Statements of Cash Flows for the
 Nine Months Ended September 30, 1997 and 1996               24

Notes to Financial Statements                                25

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       26


                  PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                   33
Item 2.  Changes in Securities                               33
Item 3.  Defaults on Senior Securities                       33
Item 4.  Submission of Matters to a Vote of
         Security Holders                                    33
Item 5.  Other Information                                   33
Item 6.  Exhibits and Reports on Form 8-K                    33

Signatures                                                   34

Exhibit Index                                                35

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of September 30, 1997, and the related statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 21, 1997

                SALTON SEA FUNDING CORPORATION

                        BALANCE SHEETS
       (Dollars in Thousands, Except per Share Amounts)



                                     September 30,  December 31,
                                         1997           1996
                                     ___________      __________
                                     (unaudited)
ASSETS
Cash                                $     63,589      $  13,218
Restricted cash and short-term
  investments                                ---         14,044
Prepaid expenses and other assets         12,390          3,452
Secured project notes of Guarantors      493,868        538,982
Investment in 1% of net assets of
  Guarantors                               6,974          6,293
                                      __________     __________
                                       $ 576,821      $ 575,989
                                      ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                   $   12,020      $   3,291
Due to affiliates                         61,198         25,022
Senior secured notes and bonds           493,868        538,982
                                      __________     __________
  Total liabilities                      567,086        567,295

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares          ---            ---
Additional paid-in capital                 5,366          5,366
Retained earnings                          4,369          3,328
                                      __________     __________
  Total stockholder's equity               9,735          8,694
                                      __________     __________
                                       $ 576,821      $ 575,989
                                      ==========     ==========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)


                          Three Months Ended  Nine Months Ended
                             September 30        September 30
                          1997         1996   1997         1996
Revenues:

Interest income          $  9,567$   10,844 $  30,314 $  28,504
Equity in earnings of
  Guarantors                  340       303       681       537
                        _________  ________  ________  ________
Total revenues              9,907    11,147    30,995    29,041
                        _________  ________  ________  ________

Expenses:

General and
 administrative expenses      233       241       692       467
Interest expense            9,047    10,339    28,538    26,272
                        _________  ________  ________  ________
Total expenses              9,280    10,580    29,230    26,739
                        _________  ________  ________  ________
Income before income taxes    627       567     1,765     2,302
Provision for income taxes    257       232       724       944
                        _________  ________  ________  ________
Net income              $     370 $     335  $  1,041  $  1,358
                        ========= =========  ======== =========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)

                                            Nine Months ended
                                              September 30,
                                               1997     1996

Cash flows from operating activities:
Net income                                 $   1,041$   1,358
Adjustments to reconcile net income to net
  cash flow from operating activities:
Equity in earnings of Guarantors               (681)     (537)
Changes in assets and liabilities:
Prepaid expenses and other assets            (8,938)  (10,094)
Accrued liabilities                           8,729     9,155
                                           _________ __________
  Net cash flows from operating activities      151     (118)
                                           _________ __________
Cash flows from investing activities:
Decrease in restricted cash                   14,044   42,118
Secured project notes of Guarantors                - (135,000)
Principal repayments of secured project notes
  of Guarantors                               45,114    24,053
                                          __________ _________
  Net cash flows from investing activities    59,158  (68,829)
                                          __________ _________
Cash flows from financing activities:
Increase in due to affiliates                 36,176     3,003
Proceeds from offering of senior
 project notes &  bonds                            -   135,000
Repayment of senior secured notes and bonds  (45,114)  (24,053)
                                          __________ _________
  Net cash flows from financing activities   (8,938)  113,950
                                          __________ _________
Net change in cash                            50,371   45,003
Cash at the beginning of period               13,218    4,393
                                          __________ _________
Cash at the end of period                 $   63,589 $ 49,396
                                          ========== =========
Supplemental disclosures:
  Interest paid                           $   19,777$   16,158
                                          ====================
Non-cash investing and financing activities:
  Adjustments resulting from capital transactions
     of Guarantors                        $        -     (135)
                                          ========== =========
The accompanying notes are an integral part of these financial  statements.

                 SALTON SEA FUNDING CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                     _____________________


1. General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

The  results  of operations for the three and nine  months  ended
September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

The Funding Corporation was formed on September 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

2. Other Footnote Information:

Reference is made to the Funding Corporation's most recently issued annual report on Form 10-K that included information necessary or useful to the understanding of the Funding Corporation's business and financial statement presentations.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of September 30, 1997, and the related combined statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 21, 1997

                     SALTON SEA GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                     September 30,  December 31,
                                         1997           1996
                                     (unaudited)
ASSETS
Accounts receivable                    $  21,763     $  14,954
Prepaid expenses and other assets         14,691        16,008
Property, plant, contracts and
 equipment, net                          479,967       484,182
Excess of cost over fair value of
 net assets acquired, net                 49,812        50,790
                                       _________      _________
                                       $ 566,233     $ 565,934
                                        ========       ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
  Accounts payable                     $      38     $     642
  Accrued liabilities                     13,781         9,989
  Due to affiliates                       42,985        64,091
  Senior secured project note            283,024       299,840
                                       _________      _________
  Total liabilities                      339,828       374,562

Total Guarantors' equity                 226,405       191,372
                                       _________      _________
                                       $ 566,233     $ 565,934
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)




                        Three Months Ended   Nine Months Ended
                            September 30        September 30
                       _____________________ _____________________
                           1997      1996      1997     1996
                         ________  ________  ________  ________
Revenues:

Sales of electricity     $ 33,884 $ 33,413   $ 82,307 $ 68,646
Interest and other income       7        3        168      131
                          _______   _______   _______   _______
  Total revenues           33,891   33,416     82,475    68,777
                          _______   _______   _______   _______
Expenses:

Operating, general and
   administration           8,218    7,576     21,328    19,302
Depreciation and
   amortization             4,149    3,973     12,333     9,859
Interest expense            5,701    6,205     17,398    18,724
Less capitalized interest  (1,173)  (1,174)    (3,617)   (7,381)
                          _______   _______   _______   _______
  Total expenses           16,895   16,580     47,442    40,504
                          _______   _______   _______   _______
Net income               $ 16,996$  16,836   $ 35,033  $ 28,273
                          =======   =======   =======   =======

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                              ____________________
                                               1997      1996
Cash flows from operating activities:
Net income                                   $ 35,033  $ 28,273
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Depreciation and amortization               12,333     9,859
   Changes in assets and liabilities:
    Accounts receivable                       (6,809)  (11,634)
    Prepaid expenses and other assets           1,317     1,151
    Accounts payable and accrued
     liabilities                                3,188    8,718
                                            _________ _________
Net cash flows from operating activities       45,062    36,367
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                          (5,784)  (61,653)
                                            _________ _________
Net cash flows from investing activities      (5,784)  (61,653)
                                            _________ _________
Cash flows from financing activities:
Increase (decrease) in due to affiliates     (22,462)    35,727
Repayments of senior secured project note    (16,816)  (10,830)
                                            ___________________
Net cash flows from financing activities     (39,278)   24,897
                                            _________ _________
Net change in cash                                ---    (389)
Cash at beginning of period                       ---      454
                                            _________ _________
Cash at end of period                       $     ---$      65
                                            ========= =========
The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

The  results  of operations for the three and nine  months  ended
September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


3. Property, Plant, Contracts and Equipment:

Property,   plant,  contracts  and  equipment  consist   of   the
following:

                                    September 30,   December 31,
                                        1997           1996
                                       ________       ________
Plant and equipment                  $ 329,894      $ 329,458
Power sale agreements                   64,609         64,609
Mineral extraction                      70,448         66,831
Exploration and development costs       43,597         42,220
                                       ________       ________
                                       508,548        503,118
Less accumulated depreciation
  and amortization                     (28,581)       (18,936)
                                       ________       ________
                                     $ 479,967      $ 484,182
                                       ========       ========

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of September 30, 1997, and the related combined statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Partnership Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 21, 1997

                     PARTNERSHIP GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                    September 30,    December 31,
                                         1997            1996
                                     (unaudited)
ASSETS
Accounts receivable                    $  32,893      $  22,766
Due from affiliates                      150,496        129,278
Prepaid expenses and other assets         16,259         19,083
Property, plant, contracts and
  equipment, net                         365,192        364,849
Management fee                            69,768         67,521
Excess of cost over fair value of
  net assets acquired, net               136,013        138,686
                                       _________      _________
                                       $ 770,621      $ 742,183
                                       =========      =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                       $     287      $     663
Accrued liabilities                       25,896         22,977
Senior secured project notes             162,907        182,204
Deferred income taxes                    125,810        108,277
                                       _________      _________
Total liabilities                        314,900        314,121

Guarantors' equity:
Common stock                                   3              3
Additional paid-in capital               387,663        387,663
Retained earnings                         68,055         40,396
                                       _________      _________
Total Guarantors' equity                 455,721        428,062
                                       _________      _________
                                       $ 770,621      $ 742,183
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                       Three Months Ended        Nine Months Ended
                           September 30            September 30
                           1997      1996      1997       1996
Revenues:

Sales of electricity     $ 49,547 $ 46,031  $ 122,458 $ 98,186
Interest and other income   1,896    2,608      3,463    6,757
Total revenues             51,443   48,639    125,921  104,943
                        _________ _________ _________ _________
Expenses:

Operating, general and
   administration          16,471   17,016     48,119    41,426
Depreciation and
  amortization              9,657    9,870     28,987    24,159
Interest expense            3,332    4,193     10,531     9,455
Less capitalized interest  (2,360)  (2,168)    (6,908)   (6,637)

Total expenses             27,100   28,911     80,729    68,403
                        _________ _________ _________ _________

Income before income taxes 24,343   19,728     45,192    36,540
Provision for income taxes  9,424    7,702     17,533    14,414
                        _________ _________ _________ _________

Net income               $ 14,919$  12,026   $ 27,659  $ 22,126
                        ========= ========= ========= =========

The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                            Nine Months Ended
                                               September 30,
                                               1997      1996
Cash flows from operating activities:
Net income                                  $  27,659 $ 22,126
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Depreciation and amortization               28,987   24,159
   Deferred income taxes                       17,533    4,192
   Changes in assets and liabilities:
     Accounts receivable                     (10,127)   (4,268)
     Prepaid expenses and other assets          2,824   (6,120)
     Accounts payable and accrued
      liabilities                               2,543      503
Net cash flows from operating activities       69,419   40,592

Cash flows from investing activities:
Capital expenditures                         (25,556)  (14,723)
Management fee                                (3,348)   (3,615)
Decrease in restricted cash                         -   23,085
Net cash flows from investing activities     (28,904)    4,747

Cash flows from financing activities:
Repayments of senior secured project rates   (19,297)  (99,809)
Loan proceeds                                       -  135,000
Increase in due from affiliates              (21,218)  (37,279)
Distributions to parent                             -  (54,397)
Net cash flows from financing activities     (40,515)  (56,485)
                                            _________ _________
Net change in cash                                  -  (11,146)
Cash at beginning of period                         -   11,146
                                            _________ _________
Cash at end of period                       $       -  $      -
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

                     PARTNERSHIP GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

The  results  of operations for the three and nine  months  ended
September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                     PARTNERSHIP GUARANTORS
             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

3. Property, Plant, Contracts and Equipment:

Property,  plant,  contracts  and  equipment  consisted  of   the
following:

                                     September 30,  December 31,
                                          1997          1996
Plant and equipment                    $  69,875     $   60,272
Power sale agreements                    123,588        123,588
Process license                           46,290         46,290
Mineral reserves                         128,107        121,199
Exploration and development costs         68,799         59,303
                                      __________     __________
                                         436,659        410,652
Less accumulated depreciation
  and amortization                      (71,467)       (45,803)
                                      __________     __________
                                       $ 365,192      $ 364,849
                                      ==========     ==========

4. Purchase of Edison Mission Energy's Partnership Interests

On April 17, 1996 CalEnergy Company, Inc. ("CECI") completed the indirect acquisition of Edison Mission Energy's partnership interests in the Vulcan, Hoch (Del Ranch), Leathers and Elmore geothermal operating facilities. A subsidiary of Magma Power Company ("Magma"), wholly-owned by CECI, currently operates these facilities and Magma directly or indirectly owns 100% interest in these facilities. Magma's ownership interest related to Del Ranch, Leathers, Elmore and Vulcan is assigned to the Partnership Guarantors.

Unaudited proforma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the nine months ended September 30, 1996, as if the acquisition had occurred at the beginning of the period after giving effect to certain pro forma adjustments related to the acquisitions were $123,582 and $23,259, respectively.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of September 30, 1997, and the related statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Salton Sea Royalty Company's management.

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



DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 21, 1997

                   SALTON SEA ROYALTY COMPANY

                         BALANCE SHEETS
        (Dollars in Thousands, Except per Share Amounts)



                                      September 30, December 31,
                                          1997        1996
                                       (unaudited)
ASSETS
Due from affiliates                     $  17,154     $  10,008
Royalty stream, net                        37,707        44,372
Excess of cost over fair value of net assets
  acquired, net                            34,323        35,004
Prepaid expenses and other assets           1,158         1,689
                                       __________    __________
                                        $  90,342     $  91,073
                                       ==========    ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                     $  17,530     $  12,070
Senior secured project note                47,935        56,936
Deferred income taxes                       9,594        12,227
                                       __________    __________
  Total liabilities                        75,059        81,233

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding      -            -
Additional paid-in capital                  1,561         1,561
Retained earnings                          13,722         8,279
                                       __________    __________
Total equity                               15,283         9,840
                                       __________    __________
                                        $  90,342     $  91,073
                                       ==========    ==========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                         Three Months Ended   Nine Months Ended
                           September 30         September 30
                            1997      1996     1997      1996
Revenues:
Royalty income            $ 8,628   $ 7,784  $ 24,411  $ 22,422

Expenses:
Operating, general and
  administrative expenses   2,096    1,894      5,928     5,446
Amortization of royalty stream
   and goodwill             2,449    2,570      7,346     7,710
Interest expense            1,002    1,290      3,228     3,989
                        _______________________________________
Total expenses              5,547    5,754     16,502    17,145
                        _______________________________________

Income before income taxes  3,081    2,030      7,909     5,277
Provision for income taxes    981      592      2,466     1,957
                        _______________________________________

Net income                $ 2,100  $ 1,438    $ 5,443   $ 3,320
                        =======================================

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)
                          (Unaudited)


                                             Nine Months Ended
                                                September 30,
                                                1997      1996
Cash flows from operating activities:
Net income                                   $  5,443  $  3,320
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Amortization of royalty stream and goodwill  7,346     7,710
   Changes in assets and liabilities:
   Prepaid expenses and other assets              531       666
    Accrued liabilities and deferred
    income taxes                                2,827     2,982
Net cash flows from operating activities       16,147    14,678

Net cash flows from financing activities:
Decrease (increase) in due from affiliates    (7,146)     7,896
Repayment of senior secured project note      (9,001)    (5,473)
Distribution to parent                              -   (17,101)
Net cash flows from financing activities     (16,147)   (14,678)
                                            _________ _________
Net change in cash                                  -         -
Cash at beginning of period                         -         -
                                            _________ _________
Cash at end of period                        $      -  $      -
                                            ========= =========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

1. General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

The  results  of operations for the three and nine  months  ended
September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

               THE SALTON SEA FUNDING CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________
Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Salton Sea Funding Corporation's (the "Funding Corporation") and the Salton Sea Guarantors, the Partnership Guarantors and the Salton Sea Royalty Company's (collectively, the "Guarantors") financial condition and results of operations during the periods included in the accompanying statements of operations.

Funding Corporation was organized for the sole purpose of acting as issuer of senior secured notes and bonds (the "Securities"). The Securities are payable from the proceeds of payments made of principal and interest on the senior secured project notes by the Guarantors to the Funding Corporation. The Securities are
guaranteed on a joint and several basis by the Guarantors. The guarantees of the Partnership Guarantors and Salton Sea Royalty Company are limited to available cash flow. The Funding Corporation does not conduct any operations apart from the Securities.

The Vulcan, Leathers, Del Ranch and Elmore partnerships (collectively the "Partnership Projects") sell all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payments are significantly higher in the months of June through September. Energy is sold at increasing scheduled rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

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

The Salton Sea I Project sells electricity to Edison pursuant  to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy
payments.   The initial contract capacity and contract  nameplate
are each 10 MW. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of

               THE SALTON SEA FUNDING CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________


Results of Operations:  (continued)

indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during the nine months ended September 30, 1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

For the nine months ended September 30, 1997, Edison's average Avoided Cost of Energy was 3.2 cents per kWh which is substantially below the contract energy prices earned for the nine months ended September 30, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4
Agreements          at         the         expiration          of

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
              ____________________________________

Results of Operations:  (continued)

the scheduled payment periods. The revenues generated by each of the projects operating under such Agreements could decline significantly after the expiration of the respective scheduled payment periods.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Salton Sea Units I, II, III and IV:

                        Three Months Ended       Nine Months Ended
                           September 30,           September 30,
                            1997       1996        1997    1996
Operating capacity factor    95.7%      97.9%     94.6%    89.6%
Capacity (NMW)
  (weighted average)*        119.4     119.4      119.4     97.4
kWh produced
  (in thousands)           252,300   258,000    740,200  573,900

*Weighted average for the commencement of operations at the Salton Sea Unit IV for 1996.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                         Three Months Ended       Nine Months Ended
                            September 30,           September 30,
                            1997       1996        1997     1996
Operating capacity factor   105.6%     106.4%    101.9%    106.5%
Capacity NMW (average)         148       148        148       148
kWh produced (in thousands)345,000   347,700    987,700 1,016,300

Revenues:

The Salton Sea Guarantors' sales of electricity increased to $33,884 for the three months ended September 30, 1997 from $33,413 for the same period of 1996, a 1.4% increase. For the nine month period ended September 30, 1997, sales of electricity increased to $82,307 from $68,646 in 1996, a 19.9% increase. This increase was primarily due to the addition of Unit IV production on June 1, 1996 and increased electric production at the other plants.

The Partnership Guarantors' sales of electricity increased to $49,547 for the three months ended September 30, 1997 from $46,031 for the same period in 1996, a 7.6% increase. For the nine month period ended September 30, 1997, sales of electricity increased to $122,458 from $98,186 in 1996, a 24.7% increase. These

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               ___________________________________
Results of Operations:  (continued)

increases were primarily due to the purchase of Edison Mission Energy's 50% partnership interest in the four geothermal operating facilities in April 1996 and a scheduled price increase at some of the facilities offset partially by turbine overhauls at Vulcan and Del Ranch in April 1997.

The Royalty Guarantor revenue increased to $8,628 for the three months ended September 30, 1997 from $7,784 for the same period last year. For the nine month period ended September 30, 1997, revenue increased to $24,411 from $22,422 in 1996, an 8.9% increase. These increases were due primarily to higher energy sales at Del Ranch, Elmore and Leathers compared to the same periods of 1996.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $8,218, for the three months ended September 30, 1997 from $7,576 for the same period in 1996. For the nine month period ended September 30, 1997, operating expenses increased to $21,328 from $19,302 in 1996. This increase was primarily due to the start up of the Salton Sea Unit IV plant in June 1996.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $16,471 for the three months ended September 30, 1997 from $17,016 for the same period in 1996. The decrease in the second quarter was due to a general reduction in various operating costs. For the nine month period ended September 30, 1997, operating expenses increased to $48,119 from $41,426 in 1996. The increase was primarily due to the Edison Mission Energy acquisition.

The Royalty Guarantors' operating expenses increased to $2,096 for the three months ended September 30, 1997 from $1,894 for the same period in 1996, a 10.7% increase. For the nine month period ended September 30, 1997, operating expenses increased to $5,928 from $5,446 in 1996, an 8.9% increase. These increases were due to the increase in the Partnership Projects' sales of electricity.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $4,149 for the three months ended September 30, 1997 from $3,973 for the same period of 1996, a 4.4% increase. For the nine month period ended September 30, 1997, depreciation and amortization increased to $12,333 from $9,859 in 1996. The increase was due primarily to the start up of the Salton Sea Unit IV plant in June 1996.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Partnership Guarantors' depreciation and amortization decreased to $9,657 for the three months ended September 30, 1997 from $9,870 for the same period in 1996. For the nine month period ended September 30, 1997, depreciation and amortization increased to $28,987 from $24,159 in 1996, a 20.0% increase. The increase was due primarily to the Edison Mission Energy acquisition.

The Royalty Guarantors' amortization decreased to $2,449 for the three months ended September 30, 1997 from $2,570 for the same period of 1996, a 4.7% decrease. For the nine month period ended September 30, 1997, amortization decreased to $7,346 from $7,710 in 1996. These decreases were due to decreases in allocated purchase price depreciation.

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $4,528 for the three months ended September 30, 1997 from $5,031 for the same period in 1996, a 10.0%
decrease. The decrease is due to lower loan balances. For the nine month period ended September 30, 1997, interest expense, net of capitalized amounts, increased to $13,781 from $11,343 in 1996. Capitalized interest decreased upon completion of construction at the Salton Sea Unit IV plant in June 1996.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $972 for the three months ended September 30, 1997 from $2,025 for the same period in 1996. The decrease was a result of reduced indebtedness. For the nine month period ended September 30, 1997, interest expense, net of capitalized amounts, increased to $3,623 from $2,818 in 1996. The increase was a result of increased indebtedness due to the Edison Mission Energy acquisition.

The Royalty Guarantors' interest expense decreased to $1,002 for the three months ended September 30, 1997 from $1,290 for the same period in 1996. For the nine month period ended September 30, 1997, interest expense decreased to $3,228 from $3,989 in 1996. These decreases were a result of reduced indebtedness.

Income Tax Provision:

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

Results of Operations:  (continued)

The Partnership Guarantors income tax provision increased to $9,424 for the three months ended September 30, 1997 from $7,702 for the same period in 1996, a 22.4% increase. For the nine month period ended September 30, 1997, the provision for income taxes increased to $17,533 from $14,414 in 1996, a 21.6%
increase. These increases were primarily due to an increase in income before income taxes resulting from the Edison Mission Energy acquisition. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $981 for the three months ended September 30, 1997 compared to $592 for the same period in 1996. For the nine month period ended September 30, 1996, the income tax provision was $2,466 compared to $1,957 for the same period in 1996. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income:

The Salton Sea Funding Corporation's net income for the three months ended September 30, 1997 was $370 compared to $335 for the same period in 1996. For the nine month period ended September 30, 1997 net income decreased to $1,041 compared to $1,358 in 1996. The net income primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income increased to $16,996 for the three months ended September 30, 1997 compared to $16,836 for the same period of 1996. For the nine month period ended September 30, 1997, net income increased to $35,033 compared to $28,273 in 1996.

The Partnership Guarantors' net income increased to $14,919 for the three months ended September 30, 1997 compared to $12,026 for the same period of 1996. For the nine month period ended September 30, 1997, net income increased to $27,659 compared to $22,126 in 1996.

The Royalty Guarantors' net income increased to $2,100 for the three months ended September 30, 1997 compared to $1,438 for the same period of 1996. For the nine month period ended September 30, 1997, net income increased to $5,443 compared to $3,320 in 1996.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Liquidity and Capital Resources:

The Salton Sea Funding Corporation's primary source of revenue is principal and interest payments on the secured project notes of the Guarantors. The Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than interest earned on funds on deposit. The Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison. The Partnership Guarantors' also receive a special distribution. The Royalty Guarantor receives Royalties pursuant to resource lease agreements with the Partnership Projects and the East Mesa Project. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

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


                              SALTON SEA FUNDING CORPORATION

Date:  November 13, 1997      /s/  Craig M. Hammett

                                 Craig M. Hammett
                                 Vice President and
                                 Chief Financial Officer

                          EXHIBIT INDEX

Exhibit                                                    Page
  No.                                                       No.

  27     Financial Data Schedule                            36