Form 10-K
period 1997-12-31
SALTON SEA FUNDING CORP
filed 1998-03-30
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997
              Commission File No.    33-95538

                 SALTON SEA FUNDING CORPORATION
     (Exact name of registrant as specified in its charter)

                           47-0790493
                         (IRS Employer
                      Identification No.)

    Salton Sea Brine Processing, L.P.         California   33-0601721
    Salton Sea PowerGeneration, L.P.          California   33-0567411
    Fish Lake Power Company                   Delaware     33-0453364
    Vulcan Power Company                      Nevada       95-3992087
    CalEnergy  Operating Corporation          Delaware     33-0268085
    Salton  Sea Royalty Company               Delaware     47-0790492
    BN  Geothermal Inc.                       Delaware     91-1244270
    San Felipe Energy Company                 California   33-0315787
    Conejo Energy Company                     California   33-0268500
    Niguel Energy Company                     California   33-0268502
    Vulcan/BN Geothermal Power Company        Nevada       33-3992087
    Leathers, L.P.                            California   33-0305342
    Del Ranch, L.P.                           California   33-0278290
    Elmore, L.P.                              California   33-0278294
    (Exact name of Registrants              (State or other (I.R.S. Employer
    as specified in their charters)         jurisdiction of Identification No.)
                                            incorporation or organization)

            302 S. 36th Street, Suite 400-A, Omaha, NE     68131
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

                  Yes    X                No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company.
       100 shares of Common Stock were outstanding on March 23, 1998.

      Documents incorporated by reference:     N/A


                        TABLE OF CONTENTS




PART I                                                          2
     ITEM 1.  Business                                          2
     The Projects                                               3
     Transaction Structure                                      4
          Salton Sea Projects                                   4
          Partnership Projects                                  5
          Royalty Projects                                      5
          Reliance on Single Utility Customer                   6
     Terms of the New Securities and the Old Securities         7
                  The Exchange Offer                            7
                  Structure of and Collateral for the
          Securities                                            7
          Priority of Payments                                 12
          Debt Service Reserve Fund                            12
          Optional Redemption                                  13
          Mandatory Redemption                                 13
          Distributions                                        13
          Ranking and Security for the Securities              14
          Recourse Only to the Funding Corporation and the
               Guarantors                                      14
          Incurrence of Additional Debt                        14
          Principal Covenants                                  15
          The Project Notes                                    15
          Principal Covenants                                  16
          Considerations Regarding Limitation on Remedies 16 Uncertainties Relating to Exploration and
               Development of Geothermal Energy Resources      16
     Insurance                                                 17
     Regulatory and Environmental Matters                      17
     Employees                                                 18
     ITEM 2:  Properties                                       18
     ITEM 3:  Legal Proceedings                                18
     ITEM 4:  Submission of Matters to a Vote of Security
          Holders                                              18



PART II                                                        19
     ITEM 5:  Market for Registrant's Common Equity and
          Related Stockholder's Matters                        19
     ITEM 6:  Selected Financial Data                          19
     Salton Sea Funding Corporation                            19
     Salton Sea Guarantors                                     20
     Partnership Guarantors                                    21
     Royalty Guarantor                                         22
     ITEM 7:  Management's Discussion and Analysis of
          Financial Condition and Results
                of Operations                                  23
     Factors Affecting Results of Operations                   23
     Power Purchase Agreements                                 23
     Capacity Utilizations                                     24
     Results of Operations for the Years Ended December 31,
          1997, 1996 and 1995                                  25
          Revenues                                             25
          Operating Expenses                                   25
          Depreciation and Amortization                        25
          Interest Expense                                     26
          Income Tax Provision                                 26
          Net Income                                           26
          Capital Resources and Liquidity                      27
          Changing Prices and the Effect of Inflation          27
     ITEM 8: Financial Statements and Supplementary Data 28 Index to Financial Statements - Salton Sea Funding
          Corporation                                          28
     Index to Financial Statements - Salton Sea Guarantors     28
     Index to Financial Statements - Partnership Guarantors    29
     Index to Financial Statements - Salton Sea Royalty
          Company                                              29
     Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure               68


PART III                                                       69
     ITEM 10.  Directors and Executive Officers of the
          Registrant                                           69
     ITEM 11.  Executive Compensation                          70
     ITEM 12.  Security Ownership of Certain Beneficial
          Owners and Management                                70
          Description of Capital Stock                         70
          Principal Holders                                    70
     ITEM 13.  Certain Relationships and Related
          Transactions                                         70
                  Other Relationships and Related
          Transactions                                         70
                  Relationship of the Funding Corporation and
          the Guarantors to Magma and CalEnergy                70


PART IV   72
     ITEM 14.  Exhibits, Financial Statements Schedule and
          Reports on Form 8-K                                  72
     Signatures                                                73
     Index to Exhibits                                         88

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

   CalEnergy was founded in 1971 and through its subsidiaries is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities worldwide utilizing geothermal, natural gas, hydroelectric and other energy sources. CalEnergy owns all of the capital stock of Magma Power Company ("Magma"). CalEnergy has an aggregate net ownership interest of 2,961 MW of electrical generating capacity in power plants in operation or under construction in the United States and overseas, which have an aggregate net capacity of 5,109 MW (including its interests in the Salton Sea Projects and the Partnership Projects as defined below). In addition, CalEnergy is engaged in the distribution and supply of electricity to approximately 1.5 million customers primarily in northeast England as well as the generation and supply of electricity (together with other related business activities) throughout England and Wales. CalEnergy is also active in supplying gas and has applications for over 400,000 customers in those areas of England, Wales and Scotland where retail gas competition has been introduced. As of December 31, 1997, CalEnergy had over $7.4 billion in assets and its common stock is publicly traded on the New York, Pacific and London Stock Exchanges under the symbol "CE".

   In February 1995, CalEnergy completed the acquisition of all the outstanding stock of Magma (the "Magma Acquisition"). Magma had previously owned or controlled substantially all of the assets of the Salton Sea Guarantors, Partnership Guarantors and Salton Sea Royalty Company (collectively the "Guarantors"), including the three Salton Sea Projects then in operation and 50% partnership interests in each of the four Partnership Projects. At the time of the Magma Acquisition, Magma's interests in the Guarantors generated substantially all of Magma's earnings. The purchase price for the Magma Acquisition was $958 million, of which $458 million was funded by CalEnergy and $500 million was provided by an interim bank facility which was borrowed on a non-recourse basis by CalEnergy and secured by the stock of Magma. The Magma Acquisition loan was subsequently refinanced with a portion of the proceeds of the offering of the Securities (defined below) and other cash provided by CalEnergy and Magma. Since the Magma Acquisition, the operations of the Salton Sea Projects and the Partnership Projects acquired in such acquisition have substantially improved, and significant cost savings and efficiencies have been realized.

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

   Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors. CalEnergy Operating Corporation ("CEOC"), a subsidiary in which Magma owns a 99% interest and the Funding Corporation owns a 1% interest, currently operates each of the Salton Sea Projects and the Partnership Projects. Affiliates of Magma control, through a variety of fee, leasehold, and royalty interests, rights to geothermal resources for power production in the Salton Sea Known Geothermal Resource Area ("SSKGRA"). The Funding Corporation believes that such resources will be sufficient to operate the Salton Sea Projects and the Partnership Projects at contract capacity under their respective power purchase agreements through the final maturity date of the Securities.

   Each of the Salton Sea Guarantors, the Partnership Guarantors and the Royalty Guarantor is an indirect wholly-owned subsidiary of CalEnergy. Salton Sea Brine Processing, L.P. ("SSBP"), Salton Sea Power Generation, L.P. ("SSPG") and Fish Lake Power Company ("Fish Lake") (collectively, the "Salton Sea Guarantors") own four geothermal power plants located in Imperial Valley, California known as Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV (collectively, the "Salton Sea Projects"). Each of the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers") and Del Ranch, L.P. ("Del Ranch" and, collectively with Vulcan, Elmore and Leathers, the "Partnership Project Companies") owns a geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project and the Del Ranch Project, respectively (such projects, collectively, the "Partnership Projects"). As is more fully described below, the other Partnership Guarantors (as defined below) collectively own or have the right to receive cash flow from 100% of the equity in such Partnership Project Companies.

   Vulcan Power Company ("VPC") and BNG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Magma owns all of the remaining 10% interests in each of Elmore, Leathers and Del Ranch. CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, all of the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore, Leathers and Del Ranch Projects and Magma's special distributions equal to 4.5% of total energy revenues from the Leathers Project. BNG, Niguel, San Felipe and Conejo and their interest in the Partnership Project Companies (collectively, the "Additional Partnership Guarantors"), together with CEOC and VPC and their original interest in the Partnership Project Companies (collectively the "Initial Partnership Guarantors"), are collectively referred to as the "Partnership Guarantors".

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

                           FACILITY
                           CAPACITY
                           AND NET
PROJECT                   OWNERSHIP       DATE OF       CONTRACT     CONTRACT
                         INTEREST OF    COMMERCIAL     EXPIRATION      TYPE
                         GUARANTORS      OPERATION
                        (IN MW)(1)(2)

Salton Sea Projects

Salton Sea I                 10.0          7/1987        6/2017     Negotiated
Salton Sea II                20.0          4/1990        4/2020            SO4
Salton Sea III               49.8          2/1989        2/2019            SO4
Salton Sea IV                39.6          6/1996        5/2026     Negotiated

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

(1)Facility Capacity does not necessarily reflect electric output available for sale to Edison.
(2)CEOC and its wholly-owned subsidiaries collectively own an aggregate 90% interest in, and CEOC is entitled to receive the additional 10% equity distribution payable to Magma by, each of Elmore, Leathers and Del Ranch. VPC and BNG collectively own Vulcan.

                     Transaction Structure

Salton Sea Projects

   The Salton Sea Guarantors collectively own the four Salton Sea Projects with an aggregate net generating capacity of approximately 119.4 MW. All of the Salton Sea Projects have executed long term power purchase agreements, providing for the sale of capacity and energy to Edison.

   Salton Sea II and Salton Sea III have modified SO4 Agreements with Edison. These contracts provide for fixed price capacity payments for the life of the contract, and fixed price energy payments for the first 10 years. Thereafter, the energy payments paid by Edison will be based on Edison's then-current, published short-run avoided cost of energy (the "Avoided Cost of Energy"). The fixed price energy periods expire on April 4, 2000 and February 13, 1999 for Salton Sea II and Salton Sea III, respectively.

   Salton Sea I and Salton Sea IV have negotiated contracts with Edison. The Salton Sea I contract provides for a capacity payment and energy payment for the life of the contract. Both payments are based upon an initial value that is subject to quarterly adjustment by reference to various inflation-related indices. The Salton Sea IV contract also provides for fixed price capacity payments for the life of the contract. Approximately 56% of the kWhs are sold under the Salton Sea IV PPA at a fixed energy price, which is subject to quarterly adjustment by reference to various inflation-related indices, through June 20, 2017 (and at Edison's Avoided Cost of Energy thereafter), while the remaining 44% of the Salton Sea IV kWhs are sold according to a 10-year fixed price schedule followed by payments based on a modified Avoided Cost of Energy for the succeeding 5 years and at Edison's Avoided Cost of Energy thereafter.

   The Salton Sea Projects operated at a combined facility capacity factor of 86.5% in 1995, 90.4% in 1996 and 95.6% in 1997.

  In 1996, the Salton Sea Guarantors expanded the capacity of the Salton Sea Projects through the construction of Salton Sea IV adjacent to the site where Salton Sea III is located. Such construction and the installation of the pH modification process at Salton Sea I and III is referred to herein as the "Salton Sea Expansion". The pH Modification Process has been in use at Salton Sea II for over 5 years. The process lowers the pH of the geothermal resource thereby significantly reducing the amount of solids in the geothermal fluid which precipitate out of solution. This is expected to result in significantly lower operation and maintenance costs.

Partnership Projects

   The Partnership Projects have an aggregate facility generating capacity of 148 MW. The Partnership Guarantors own 100% of the Vulcan Project and 90% partnership interests in the Elmore, Leathers and Del Ranch Projects. Magma owns the remaining 10% interests in each of the Elmore, Leathers and Del Ranch Projects and has agreed to pay to CEOC the partnership distributions it receives from such interests in exchange for certain proprietary data and services provided by CEOC. Magma has collaterally assigned to CEOC, Magma's right to such payments and such payments are collateral for the Securities. The 50% interest of the Partnership Projects previously owned by certain affiliates of Edison were acquired by a subsidiary of CalEnergy on April 17, 1996 and subsequently transferred to CEOC and VPC.

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

   The Partnership Projects operated at a combined facility capacity factor of 105.9% in 1995, 104.8% in 1996 and 102.2% in
1997.

Royalty Projects

   The Royalty Guarantor has received an assignment from Magma of certain payments ("Royalties") received from the Leathers, Del Ranch and Elmore Projects and the East Mesa Project in exchange for the provision to those projects of the rights to use certain geothermal resources, as well as the assignment of a power purchase agreement and a settlement related thereto. Substantially all of the assigned Royalties are based on a percentage of energy and capacity revenues of the respective projects. Pursuant to the assignment, the Royalty Guarantor is entitled to receive the aggregate percentages of such project's energy and capacity revenues as illustrated in the chart below. The Partnership Guarantors are also entitled to receive Royalties from the Partnership Projects as illustrated in the chart below. Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein. All such Royalties (other than the various operating costs, as reflected in the financial statements) are payable from revenues which will constitute Partnership collateral.


                 ROYALTIES TO BE PAID TO    ROYALTIES TO BE PAID TO
                   ROYALTY GUARANTOR       PARTNERSHIP GUARANTORS(1)
PROJECT   FACILITY  % ENERGY   % CAPACITY   % ENERGY % CAPACITY
          CAPACITY  REVENUES    REVENUES    REVENUES   REVENUES
                                 (MW)
Del Ranch     38     23.33         1.00       5.67      3.00
Elmore        38     23.33         1.00       5.67      3.00
Leathers      38     21.50         0.00       7.50      3.00
Vulcan        34      0.00         0.00       4.17      0.00

  Total      148


(1)    CEOC  is  also entitled to receive Royalties as  described
  herein.    Such Royalties are payable from revenues  that  will
  constitute Partnership collateral.

The East Mesa Project royalties are paid from total electricity revenues from a long term power sales agreement with Edison. The East Mesa Project participants have executed an agreement with Edison to terminate the long term power sales agreement. Pursuant to a Settlement Agreement, Magma consented to such termination.

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

   The power purchase agreements pursuant to which all of the Projects (other than Salton Sea I and Salton Sea IV) sell electricity to Edison are SO4 Agreements. The SO4 Agreements provide for both capacity payments and energy payments for a term of 30 years. While the basis for the capacity payment of each SO4 Agreement is fixed for the entire 30-year term, the price of energy payments is fixed only for the first ten years of the term (the "Scheduled Price Period"). Thereafter, the required energy payment converts to Edison's Avoided Cost of Energy, as filed with the California Public Utility Commission ("CPUC"). The Scheduled Price Period expired in 1996 for Vulcan and will expire in 1998 for Del Ranch and Elmore; in 1999 for Salton Sea III, Leathers and East Mesa and in 2000 for Salton Sea II.

   For the year ended December 1997 and 1996, Edison's average Avoided Cost of Energy was 3.3 cents and 2.5 cents per kWh, respectively, which is substantially below the contract energy prices earned for the year ended December 31, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Funding Corporation and the Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the Scheduled Price Periods. The revenues generated by each of the Projects operating under SO4 Agreements could decline significantly after the expiration of the relevant Scheduled Price Periods.

       Terms of the New Securities and the Old Securities

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

Structure of and Collateral for the Securities

   The New Securities and any additional securities issued pursuant to the Indenture (the "Securities") will be payable from the proceeds of payments made in respect of principal and interest on the Project Notes by the Guarantors to the Funding Corporation. The Securities are secured by the capital stock of the Funding Corporation and guaranteed by the Guarantors. The
Guarantees (which are unlimited in the case of the Salton Sea Guarantors and which are limited to Available Cash Flow, in the case of the Partnership Guarantors and the Royalty Guarantor) are secured:

(i) in the case of the Salton Sea Guarantee, by a senior first priority lien on substantially all of the assets of the Salton Sea Guarantors and a pledge of the equity interests in the Salton Sea Guarantors;

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

   The Securities are issued by Funding Corporation. Payment of the Securities is guaranteed by the Partnership Guarantors and the Royalty Guarantor to the extent of their Available Cash Flow, and the Salton Sea Guarantors. The Interest Payment Dates for the Securities are May 30 and November 30.

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


Priority of Payments

   All revenues received by the Salton Sea Guarantors from the Salton Sea Projects, all revenues received by the Partnership Project Companies from the Partnership Projects, all Equity Cash Flows and Royalties received by the Initial Partnership Guarantors and all Royalties received by the Royalty Guarantor shall be paid into a Revenue Fund maintained by a Depository. Amounts paid into the Revenue Fund shall be distributed in the following order of priority: (a) to pay Operating and Maintenance Costs of the Guarantors; (b) to pay certain administrative costs of the agents for the secured parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities and the Debt Service Reserve Bonds, if any, and interest and certain fees payable to the Debt Service Reserve LOC Provider; (d) to pay principal of Debt Service Reserve LOC Loans and certain related fees and charges; (e) to replenish any shortfall in the Debt Service Reserve Fund; (f) to pay certain breakage costs in respect of Debt Service Reserve LOC Loans, and indemnification and other expenses to the Secured Parties, and
(g) to the Distribution Fund or Distribution Suspense Fund, as applicable.

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

              Regulatory and Environmental Matters

   The Guarantors are subject to a number of environmental laws and regulations affecting many aspects of their present and future operations, including the disposal of various forms of materials resulting from geothermal reservoir production and the drilling and operation of new wells. Such laws and regulations generally require the Guarantors to obtain and comply with a wide variety of licenses, permits and other approvals. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Guarantors and the Projects also remain subject to a varied and complex body of environmental and energy regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Guarantors and the Projects which could have an adverse impact on their operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including the Public Utility Regulatory Policies Act ("PURPA") and its implementation by utility commissions in the various states. The structure of such federal and state energy regulations has in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such challenges or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Guarantors and Projects, which would result in increased compliance costs could have a material adverse effect on the Guarantors' and the Projects' results of operations.


                           Employees

   Employees necessary for the operation of the Salton Sea Projects and the Partnership Projects are provided by CEOC, under the operation and maintenance agreements described below. As of December 31, 1997, CEOC employed approximately 171 people at the Salton Sea Projects and the Partnership Projects, collectively. CEOC employees are not covered by any collective bargaining agreement. The Funding Corporation believes that CEOC's employee relations are good.

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


Item 2.  Properties

  The Funding Corporation does not separately own or lease office space but has arranged for a separate suite at CalEnergy's offices in Omaha, Nebraska. (See page 4 for a schedule of the Guarantors facilities.)


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


                          Year Ended   Year Ended     From  June  20,1995
                         December 31,  December 31, (Inception Date) through
                             1997        1996 (2)     December  31,1995 (1)

Total revenues              $40,677      $40,567             $17,577
Net income                    1,461        1,821               1,507



                              December  31,  December 31,        December 31,
                                  1997         1996(2)                1995

Total assets                     $474,289     $575,989             $522,521
Senior secured notes and bonds    448,754      538,982              452,088
Total liabilities                 464,134      567,295              515,571

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


                                                               Nine Months Ended
                                     Year Ended December 31,       December 31
                                  1997   1996(1)  1995(2)  1994       1993(3)

Sales of electricity         $  106,252 $ 90,982 $ 71,605 $ 74,576  $  60,158
Total revenues                  106,425   91,123   71,605   74,998     60,158
Net income                       42,816   35,031   17,955   31,943     29,131

Total assets                    556,353  565,934  500,400  232,914    223,066
Loans payable                        --       --       --  114,308    140,000
Senior secured project note     266,208  299,840  321,500       --         --
Total liabilities               322,165  374,562  330,801  114,936    140,566

(1)    In June 1996, Salton Sea IV commenced operations.

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

                                  Year Ended December 31,
                       1997   1996(1)   1995(2)    1994    1993
Sales of electricity$158,125 $132,212   $76,909  $70,692 $65,579
Total revenues       162,315  140,226    87,483   76,050  70,057
Net income            33,637   25,759    14,637   17,138  13,094

Total assets         736,783  742,183   602,172  180,443 178,894
Loans payable              -        -    43,766   52,340  60,119
Senior secured
  project note       143,610  182,204    62,706        -       -
Total liabilities    275,084  314,121   228,440   74,048  75,507

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

                                  Year Ended December 31,
                      1997     1996   1995(2) 1994(3)     1993
Total revenues(1)   $32,231  $30,143  $28,383 $29,410   $26,942
Net income(1)         8,661    4,769    3,510   8,657    21,232

Total assets         86,009   91,073  117,341
Senior secured
  project note       38,934   56,936   67,882
Total liabilities    67,508   81,233   89,290

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

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations
(Dollars in thousands)


Factors Affecting Results of Operations

   Funding Corporation was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On June 20, 1996 and July 21, 1995, the Funding Corporation issued $135,000 and $475,000 of senior secured notes and bonds (the "Securities"). The Securities are payable from payments made of principal and interest on the Project Notes by the Guarantors, to the Funding Corporation. The Securities are guaranteed on a joint and several basis by the Guarantors. The guarantees of the Partnership Guarantors and Royalty Guarantor are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Securities.

   The periodic results of operations for the Guarantors are influenced to varying degrees by a number of factors, principally the level of revenues received under the power purchase agreements, project capacity utilization, the level of operating expenses and capital expenditures.

Power Purchase Agreements

   Each of the Projects sells electricity to Edison pursuant to a separate SO4 Agreement or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and performance requirements specified within one such agreement apply only to the Project which is subject to that agreement. The power purchase agreements provide for three basic types of payments: energy payments, capacity payments and, in certain cases, capacity bonus payments. Edison makes fixed annual capacity payments to the projects, and, to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and are significantly higher in the months of June through September. Energy payments, which are the majority of the revenue payments, are at increasing fixed rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

  The scheduled energy price periods of the Partnership Projects' SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Del Ranch, Elmore and Leathers Partnerships, respectively. Excluding Vulcan, which is receiving Edison's Avoided Cost of Energy, the Parthership Projects' SO4 Agreements provide for energy rates ranging from 13.6 cents per kWh in 1997 to 15.6 cents per kWh in 1999.

   Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during 1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1,100 per annum.

   Salton Sea II and Salton Sea III sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires in April 2000 and February 1999 are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3,300 and $9,700, respectively.

   Salton Sea IV sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6
MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30 year term but Edision is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

  For the year ended December 31, 1997 and 1996, Edison's average Avoided Cost of Energy was 3.3 cents and 2.5 cents per kWh, respectively, which is substantially below the contract energy prices earned for the year ended December 31, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled payment periods.

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

   The following operating data represents the aggregate capacity and electricity production of Salton Sea I and II, Salton Sea III and Salton Sea IV:

                                   Years Ended December 31,
                              1997        1996        1995
Overall capacity factor        95.6%      90.4%        86.5%
 Capacity NMW (average)       119.4      103.0*        79.8
 Kwh produced (in thousands)999,400    817,400      604,300
  * Weighted average for the commencement of operations at Salton
Sea IV in 1996.

The following operating data represents the aggregate capacity and electricity production of Vulcan, Del Ranch, Elmore and
Leathers:

                                   Years Ended December 31,
                                 1997        1996        1995
 Operating capacity factor       102.2%     104.8%       105.9%
 Capacity NMW (average)          148.0      148.0        148.0
 Kwh produced (in thousands) 1,324,400  1,361,800    1,373,310


Results of Operations for the Years Ended December 31, 1997, 1996
and 1995

Revenues

     The Salton Sea Guarantors' sales of electricity increased to $106,252 for the year ended December 31, 1997 from $90,982 for the same period in 1996, a 16.8% increase. The Salton Sea Guarantors' sales of electricity increased to $90,982 for the year ended December 31, 1996 from $71,605 for the same period in 1995, a 27.1% increase. These increases were due primarily to the addition of Salton Sea IV which commenced operations in June 1996 and increased electricity production at the other plants.

      The Partnership Guarantors' sales of electricity increased to $158,125 for the year ended December 31, 1997 from $132,212 for the same period in 1996, a 19.6% increase. The Partnership Guarantors' sales of electricity increased to $132,212 for the year ended December 31, 1996 from $76,909 for the same period in 1995, a 71.9% increase. These increases were due primarily to the acquisition of the remaining 50% interest of the Partnerships owned by Edison Mission Energy (the "Partnership Interest Acquisition") in April 1996. These increases were partially offset by a decline in revenue from Vulcan which reached the end of its scheduled price period and started receiving revenue at avoided cost rates in February 1996.

    Interest and other income for the Partnership Guarantors decreased to $4,190 for the year ended December 31, 1997 from $8,014 for the same period in 1996. Interest and other income for the Partnership Guarantors decreased to $8,014 for the year ended December 31, 1996 from $10,574 for the same period in 1995. The decreases were attributable to lower cash balances and the fact the Partnership Guarantor is no longer recognizing management fee income because of the Partnership Interest Acquisition in April 1996.

     The Royalty Guarantor revenue increased to $32,231 for the year ended December 31, 1997 from $30,143 for the same period in 1996 and $28,383 for the same period in 1995. The increases in royalty revenue are the result of the higher energy sales at the Partnership Projects resulting in higher royalties.

Operating Expenses

     The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $30,865, or 3.09 cents per kWh, for the year ended December 31, 1997, from $27,175 or 3.32 cents per kWh for the same  period  in 1996 and $26,096 or 4.32 cents per kWh  for  the same period in 1995. The increases in expenses were due primarily to the addition of Salton Sea IV which began operations in June 1996.

       The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $64,103, or 5.25 cents per kWh, for the year ended December 31, 1997, from $58,945 or 5.36 cents per kWh for the same period in 1996 and $32,143 or 5.52 cents per kWh for the same period in 1995. The increases in costs were due primarily to the Partnership Interest Acquisition and the increase in royalty expense due to higher revenue.

      The Royalty Guarantor's operating expenses increased to $7,769 for the year ended December 31, 1997 from $7,288 for the same period of 1996 and $6,822 for the same period of 1995. These increases were due to scheduled increases in third party lessor royalties related to the increases in the Partnership Projects' sales of electricity.

Depreciation and Amortization

      The Salton Sea Guarantors' depreciation and amortization increased to $14,689 for the year ended December 31, 1997 from $14,272 for the year ended December 31, 1996 and $10,556 for the year ended December 31, 1995. These increases were primarily due to the commencement of operations at Salton Sea IV. Depreciation and amortization for the year ended December 31, 1997 was 1.47 cents per kWh compared to 1.75 cents per kWh in the year ended December 31, 1996 and 1.75 cents per kWh in the year ended December 31, 1995.

      The Partnership Guarantors' depreciation and amortization increased to $38,771 for the year ended December 31, 1997 from $33,974 for the same period in 1996 and $18,958 for the same period in 1995. These increases were primarily due to the Partnership Interest Acquisition in April 1996.

   The Royalty Guarantor's amortization was $9,794 for the year ended December 31, 1997 compared with $10,280 for the year ended December 31, 1996 and $11,239 for the year ended December 31, 1995. These decreases are consistent with the Company's scheduled amortization of the royalty stream and the excess of cost over fair value related to the Magma acquisition.

Interest Expense

       The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $18,055 for the year ended December 31, 1997 from $14,645 for the same period in 1996. The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $14,645 for the year ended December 31, 1996 from $15,605 for the same period in 1995. These changes are due primarily to the capitalization of interest related to the Salton Sea IV expansion during the construction period and the mineral extraction project and the timing of current year debt payments partially offset by increased indebtedness from the issuance of the senior secured project notes in July of 1995.

      The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $4,430 for the year ended December 31, 1997 from $4,848 for the same period in 1996 and $8,826 for the same period in 1995. The decreases are a result of scheduled debt repayments and capitalization of interest on the mineral extraction project, partially offset by the issuance of $135,000 of senior secured project notes in June of 1996.

     The Royalty Guarantors' interest expense decreased to $4,179 for the year ended December 31, 1997 from $5,246 for the same period in 1996. This decrease is due to scheduled debt repayments. The Royalty Guarantors' interest expense increased to $5,246 for the year ended December 31, 1996 from $4,757 for the same period in 1995. This increase can be attributed to the related debt being outstanding for a full year in 1996.

Income Tax Provision

      The Salton Sea Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

      The Partnership Guarantors' income tax provision increased to $21,374 for the year ended December 31, 1997 from $16,700 for the same period in 1996 and $11,492 for the same period in 1995. The increases in the provision are a result of the additional income from the Partnership Interest Acquisition and higher earnings at each Facility. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

   The Royalty Guarantor's income tax provision decreased to $1,828 for the year ended December 31, 1997 from $2,560 for the same period in 1996. The decrease in the provision can be attributed to a lower royalty stream balance. The Royalty Guarantor's income tax provision increased to $2,560 for the year ended December 31, 1996 from $963 for the same period in 1995. The increase in the provision can be attributed to an increase in current year earnings. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income

     The Funding Corporation's net income was $1,461 for the year ended December 31, 1997 compared to $1,821 for the year ended December 31, 1996 and $1,507 for the period June 20, 1995 (inception date) to December 31, 1995, which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

      The Salton Sea Guarantors' net income increased to $42,816 for the year ended December 31, 1997, compared to $35,031 for the year ended December 31, 1996 and $17,955 for the year ended December 31, 1995, due primarily to increased earnings resulting from the addition of Salton Sea IV.

      The Partnership Guarantors' net income increased to $33,637 for the year ended December 31, 1997, compared to $25,759 for the year ended December 31, 1996 and $14,637 for the year ended December 31, 1995 due primarily to increased earnings from the Partnership Interest Acquisition.

      The Royalty Guarantor's net income increased to $8,661 for the year ended December 31, 1997, compared to $4,769 for the year ended December 31, 1996 and $3,510 for the year ended December
31, 1995  due primarily to increased royalty revenue.

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

Item 8.     Financial Statements and Supplementary Data.


                 SALTON SEA FUNDING CORPORATION
                 INDEX TO FINANCIAL STATEMENTS



SALTON SEA FUNDING CORPORATION

Independent auditors' report--Deloitte & Touche LLP         30

Balance sheets as of December 31, 1997 and 1996             31

Statements of operations for the years ended
December 31, 1997, 1996 and for the period from
June 20, 1995 (inception date) through December 31, 1995    32

Statements of stockholder's equity for the years ended
December 31, 1997, 1996 and for the  period from
June 20, 1995 (inception date) through December31, 1995     33

Statements of cash flows for the years ended
December 31, 1997, 1996 and for the  period from
June 20, 1995 (inception date) through December 31, 1995    34

Notes to financial statements                               35


SALTON SEA GUARANTORS

Independent auditors' report--Deloitte & Touche LLP         37

Combined balance sheets as of December 31, 1997  and 1996   38

Combined statements of operations for the three years ended
December 31, 1997                                           39

Combined statements of Guarantors' equity for the
three years ended December 31, 1997                         40

Combined statements of cash flows for the three years ended
December 31, 1997                                           41

Notes to combined financial statements                      42

PARTNERSHIP GUARANTORS

Independent auditors' report--Deloitte & Touche LLP         46

Combined balance sheets as of December 31, 1997 and 1996    47

Combined statements of operations for the three years ended
December 31, 1997                                           48

Combined statements of Guarantors' equity for the three years
ended December 31, 1997                                     49

Combined statements of cash flows for the three years ended
December 31, 1997                                           50

Notes to combined financial statements                      51


SALTON SEA ROYALTY COMPANY

Independent auditors' report--Deloitte & Touche LLP         60

Balance sheets as of December 31, 1997 and 1996             61

Statements of operations for the three years ended
December 31,1997                                            62

Statements of equity for the three years ended
December 31, 1997                                           63

Statements of cash flows for the three years ended
December 31,1997                                            64

Notes to financial statements                               65

                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

   We have audited the accompanying balance sheets of Salton Sea Funding Corporation as of December 31, 1997 and 1996 and the related statements of operations, stockholder's equity and cash flows for the years ended December 31, 1997 and 1996 and for the period from June 20, 1995 (inception date) through December 31,
1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Funding Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period from June 20, 1995 (inception date) through December 31, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 12, 1998

                SALTON SEA FUNDING CORPORATION
                        BALANCE SHEETS
       (Dollars in Thousands, Except Per Share Amounts)




                                                            December 31,
                                                          1997       1996
ASSETS
Cash                                                   $  15,568  $  13,218
Restricted cash                                              ---     14,044
Prepaid expenses and other assets                          2,823      3,452
Secured project notes from Guarantors                    448,754    538,982
Investment  in  1% of net assets of Guarantors             7,144      6,293
                                                      ----------- -----------
                                                        $474,289   $575,989
                                                        =======     =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                                    $   2,782  $   3,291
Due to affiliates                                         12,598     25,022
Senior secured notes and bonds                           448,754    538,982
                                                      ----------- ----------
  Total liabilities                                      464,134    567,295

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
     issued  and outstanding 100 shares                        -          -
Additional paid-in capital                                 5,366      5,366
Retained earnings                                          4,789      3,328
                                                      ----------- ----------
  Total stockholder's equity                              10,155      8,694
                                                      ----------- ----------
                                                        $474,289   $575,989
                                                         =======    =======


The  accompanying notes are an integral part of the financial statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)

                                                            For the Period
                        For the Year      For the Year      from June 20, 1995
                           Ended             Ended      (inception date) through
                     December 31, 1997  December 31, 1996   December 31, 1995
Revenues:

Interest income            $39,823            $39,911            $17,306
Equity in earnings of
 Guarantors                    851                656                271
                           ----------        ---------        -----------
                            40,674             40,567             17,577
Expenses:

General and administrative
 expenses                      748                712                ---
Interest expense            37,443             36,761             15,022
                          ----------        ---------         ----------
Total expenses              38,191             37,473             15,022
                          ----------        ---------         ----------
Income before income taxes   2,483              3,094              2,555
Provision for income taxes   1,022              1,273              1,048
                          ----------        ---------          ---------
  Net income               $ 1,461            $ 1,821           $  1,507
                            ======             ======             ======


The  accompanying notes are an integral part of the financial statements.


                SALTON SEA FUNDING CORPORATION
              STATEMENTS OF STOCKHOLDER'S EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1997
                  AND 1996 AND THE PERIOD FROM
            JUNE 20, 1995 (INCEPTION DATE) THROUGH
                        DECEMBER 31, 1995
                    (Dollars in Thousands)


                                                Additional
                                Common Stock      Paid-in   Retained   Total
                               Shares   Amount    Capital   Earnings Equity
                    -----------------------------------------------------
Issuance share of common stock 100 $ - $ - $ - $ - Investment in 1% of net assets of
    Guarantors  at  inception       -        -      3,267         -    3,267
                                 -------------------------------------------

Balance, June 20, 1995
  (inception  date)               100        -      3,267         -    3,267
Adjustments resulting from capital
    transactions  of  Guarantors    -        -      2,176         -    2,176
Net income                          -        -          -     1,507    1,507
                             ------------------------------------------------
Balance, December 31, 1995        100        -      5,443     1,507    6,950

Adjustments resulting from capital
  transactions of Guarantors        -        -        (77)        -      (77)
Net income                          -        -          -     1,821    1,821
                              -------- --------  --------   -------- --------
Balance, December 31, 1996        100        -      5,366     3,328    8,694

Net income                          -        -          -     1,461    1,461
                              -------- --------  --------  --------  --------
Balance, December 31, 1997        100   $    -    $ 5,366   $ 4,789  $10,155
                                =====    =====      =====    =====    =====

The  accompanying notes are an integral part of the financial statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)

                                                               For the Period
                                     For the      For the    From June 20, 1995
                                   Year Ended   Year Ended    (Inception Date)
                                  December 31, December 31, through December 31,
                                     1997          1996             1995
Cash flows from operating activities:
  Net income                       $   1,461     $  1,821         $  1,507
  Adjustments to reconcile net income to net
   cash flows from operating activities:
  Equity in earnings of guarantors      (851)        (656)            (271)
  Changes in assets and liabilities:
   Prepaid expenses and other assets     629         (382)          (3,070)
   Accrued liabilities                  (509)        (598)           3,889
                                       -------------------------------------
  Net cash flows from operating
   activities                            730          185            2,055
                                       -------------------------------------
Cash flows from investing activities:
 Decrease (increase) in
 restricted cash                      14,044       43,212          (57,256)
  Secured project notes of Guarantors    ---     (135,000)        (475,000)
  Principal repayments of secured project
          notes of Guarantors         90,228       48,106           22,912
                                       ------------------------------------
  Net cash flows from investing
  activities                         104,272      (43,682)        (509,344)
                                       ------------------------------------
Cash flows from financing activities:
  Proceeds from offering of senior secured
   notes and bonds                       ---      135,000          475,000
  Repayment of senior secured project
   notes and bonds                   (90,228)     (48,106)         (22,912)
  Due to affiliates                  (12,424)     (34,572)          59,594
                                     -------------------------------------
  Net cash flows from financing
   activities                       (102,652)      52,322          511,682
                                     ------------------------------------
  Net change in cash                   2,350        8,825            4,393
  Cash at the beginning of period     13,218        4,393                -
                                     ------------------------------------
  Cash at the end of period         $ 15,568     $ 13,218        $   4,393
                                    ========      =======          =======
Non-cash investing and financing activities:
  Adjustments resulting from capital
         transactions of Guarantors $   ----    $     (77)       $   2,176
                                    ========      =======          =======

The  accompanying notes are an integral part of the financial statements.

                SALTON SEA FUNDING CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                     (Dollars in Thousands)


1. THE PURPOSE AND BUSINESS OF SALTON SEA FUNDING CORPORATION

   Salton Sea Funding Corporation (the "Funding Corporation"), which was formed on June 20, 1995, is a special purpose Delaware corporation and a wholly-owned, subsidiary of Magma Power Company, which in turn is wholly-owned by CalEnergy Company, Inc. (" CalEnergy"). The Funding Corporation was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On June 20, 1996 and July 21, 1995, the Funding Corporation issued $135,000 and $475,000, respectively, of Senior Secured Notes and Bonds (collectively, the "Securities").

   The Securities are payable from the proceeds of payments made of principal and interest on the Secured Project Notes from the Guarantors to the Funding Corporation. The Securities are also guaranteed on a joint and several basis by the Salton Sea Guarantors, the Partnership Guarantors and Salton Sea Royalty Company (collectively the "Guarantors"). The guarantees of the Partnership Guarantors and Salton Sea Royalty Company are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Securities.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in Guarantors

   Since the Funding Corporation has the ability to assert significant influence over the operations of the Guarantors, it accounts for its one percent investment in the Guarantors using the equity method of accounting.

Restricted Cash

The restricted cash balance primarily included commercial paper, money market securities and mortgage backed securities and was composed of amounts deposited in restricted accounts which the Funding Corporation used to fund capital expenditures.

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


3. SENIOR SECURED NOTES AND BONDS

The Funding Corporation's debt securities (the "Notes and Bonds") are as follows:

               Senior     Final Maturity        December 31,  December 31,
            Secured Series     Date       Rate      1997          1996
July 21, 1995   A Notes   May 30, 2000    6.69%   $97,354      $161,732
July 21, 1995   B Bonds   May 30, 2005    7.37%   133,000       133,000
July 21, 1995   C Bonds   May 30, 2010    7.84%   109,250       109,250
June 20, 1996   D Notes   May 30, 2000    7.02%    44,150        70,000
June 20, 1996   E Bonds   May 30, 2011    8.30%    65,000        65,000
                                                 $448,754      $538,982

   Principal  and  interest  payments  are  made  in  semi-annual
installments.   Principal maturities of the Senior Secured  Notes
and Bonds are as follows:

         1998             $106,938
         1999               57,836
         2000               25,072
         2001               22,376
         2002               24,298
         Thereafter        212,234
                       -----------
                          $448,754
                           =======

The estimated fair values of the Senior Secured Notes and Bonds at December 31, 1997 and 1996 were $463,720 and $531,807, respectively.
                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

      We have audited the accompanying combined balance sheets of the Salton Sea Guarantors as of December 31, 1997 and 1996, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Salton Sea Guarantors as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 12, 1998


                     SALTON SEA GUARANTORS
                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)

                                                        December 31,
                                                       1997     1996

Accounts receivable                                 $ 15,823 $ 14,954
Prepaid expenses and other assets                     13,043   16,008
Property, plant, contracts and equipment, net        478,001  484,182
Excess  of  cost  over  fair value of
  net assets acquired, net                            49,486   50,790
                                                 ------------------------
                                                    $556,353 $565,934
                                                     =======   =======

LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                  $     390  $    642
Accrued liabilities                                   7,826     9,989
Due to affiliates                                    47,741    64,091
Senior secured project note                         266,208   299,840
                                                 ------------------------
Total liabilities                                   322,165   374,562

Commitments and contingencies (Notes 2, 4 and 5)

Total Guarantors' equity                            234,188   191,372
                                               ------------------------
                                                   $556,353  $565,934
                                                    =======   =======



The accompanying notes are an integral part of the combined financial statements.

                     SALTON SEA GUARANTORS
               COMBINED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)

                                Year Ended December 31,
                                1997     1996    1995

Revenues:
Sales of electricity           $106,252  $90,982 $71,605
Interest and other income           173      141       -
                             ------------------------------
Total Revenues                  106,425   91,123  71,605
                             ------------------------------

Expenses:
Operating, general and
  administrative expenses        30,865   27,175  26,096
Depreciation and amortization    14,689   14,272  10,556
Interest expense                 23,004   24,866  24,783
Less capitalized interest        (4,949) (10,221) (9,178)
                             --------------------- ----------
Total expenses                   63,609   56,092  52,257
                             ------------------------------
Income before minority interest  42,816   35,031  19,348
Minority interest                     -        -   1,393
                             ------------------------------
Net income                      $42,816  $35,031 $17,955
                                 ======   ======  ======


The accompanying notes are an integral part of the combined financial statements.


                     SALTON SEA GUARANTORS
           COMBINED STATEMENTS OF GUARANTORS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                    (Dollars in Thousands)


Balance, January 1, 1995                        $ 117,978
Net income in 1995 prior to acquisition             1,393

Contributions                                      10,606
Distributions                                      (5,000)
Purchase accounting push-down adjustment, net      26,667
Net income                                         17,955
                                               ------------
Balance, December 31, 1995                        169,599

Distributions                                      (13,258)
Net income                                          35,031
                                               ------------
Balance, December 31, 1996                         191,372

Net income                                          42,816
                                               ------------
Balance, December 31, 1997                       $ 234,188
                                                  ========

The accompanying notes are an integral part of the combined financial statements.


                     SALTON SEA GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)

                                                 Year Ended December 31,
                                               1997      1996       1995

Cash flows from operating activities:
Net income                                 $  42,816 $  35,031   $  17,955
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Minority interest                                -         -       1,393
  Depreciation and amortization               14,689    14,272      10,556
  Changes in assets and liabilities:
   Accounts receivable                          (869)   (4,518)        169
   Prepaid expenses and other assets           2,965     4,121     (19,236)
   Accounts payable and accrued liabilities   (2,415)    5,649       4,354
                                          ----------------------------------
Net cash flows from operating activities      57,186    54,555      15,191
                                          ----------------------------------
Cash flows from investing activities:
Purchase of Guarantors by CalEnergy,
  net of cash acquired                             -         -    (171,964)
Capital expenditures                          (7,204)  (79,863)    (68,677)
Decrease in marketable securities                  -         -       4,988
Decrease in restricted cash                        -         -       3,400
                                         ------------------------------------
Net  cash flows from investing activities     (7,204)  (79,863)   (232,253)
                                         -----------------------------------
Cash flows from financing activities:
  Repayments  of senior secured project note (33,632)  ( 21,660)  (302,172)
 Loan proceeds                                     -          -    509,364
 Contributions from parent                         -          -     10,606
 Distributions to parent                           -    (13,258)    (5,000)
 Due to (from) affiliates                    (16,350)    59,772      4,718
                                         ------------------------------------
Net cash flows from financing activities     (49,982)    24,854    217,516
                                         ------------------------------------
Net change in cash                                 -       (454)       454
Cash at beginning of period                        -        454          -
                                         ------------------------------------
Cash  at end of period                     $       -  $       -   $    454
                                           =========    =======      ======

The accompanying notes are an integral part of the combined financial statements.

                     SALTON SEA GUARANTORS
            NOTES TO COMBINED FINANCIAL STATEMENTS
                     (Dollars in Thousands)


1. ORGANIZATION AND OPERATIONS

 Salton Sea Guarantors (the "Guarantors") (not a legal entity) is comprised of 100% interests in three geothermal electric power generating plants (Salton Sea I, II and III) and a fourth plant (Salton Sea IV or the Salton Sea Expansion) which became operational in June 1996 (collectively, the "Salton Sea Projects"). All four plants are located in the Imperial Valley of California. The Salton Sea Projects guarantee loans from Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of CalEnergy Company, Inc. ("CalEnergy").

  The  financial  statements consist of the  combination  of  (1)
Salton Sea Brine Processing, L.P., a California limited partnership between Magma Power Company ("Magma"), as a 99% limited partner and Salton Sea Power Company ("SSPC"), a wholly-owned subsidiary of Magma, as a 1% general partner, (2) Salton Sea Power Generation, L.P., a California limited partnership between Salton Sea Brine Processing, L.P., as a 99% limited partner, and Salton Sea Power Company, as a 1% general partner and (3) assets and liabilities attributable to Salton Sea IV which are held 59% by Salton Sea Power Generation, L.P. and 41% by Fish Lake Power Company ("FLPC"). Effective in June of 1995, 1% interests in SSPC and FLPC were transferred to Funding Corporation. All of the entities in the combination are affiliates of Magma and indirect subsidiaries of CalEnergy.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The  accompanying  financial statements  present  the  combined
accounts  of  the  Salton  Sea  Projects  described  above.   All
significant intercompany transactions and accounts have been eliminated.

  The financial statements reflect the acquisition of Magma and the resulting push down to the Guarantors of the accounting as a purchase business combination.

Revenue Recognition

   The Guarantors recognize revenues and related accounts receivable with respect to their four operating facilities from sales of electricity to Southern California Edison Company ("Edison") on an accrual basis. Edison is the sole customer of the Guarantors.

  Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during 1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1,100 per annum.

  Salton Sea II and Salton Sea III sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires in April 2000 and February 1999 are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3,300 and $9,700, respectively.

 Salton Sea IV sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

  The Guarantors earn energy payments based on kilowatt hours ("kWhs") of energy provided to Edison. During the first 10 years, the Guarantors earn payments for energy as scheduled in their SO4 Agreements. After the 10-year scheduled payment period has expired (in 1999 for Salton Sea III and 2000 for Salton Sea II), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1997 and 1996, Edison's average Avoided Cost of Energy was 3.3 cents and 2.5 cents per kWh, respectively, which is substantially below the contract energy prices earned in 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under SO4 Agreements could decline significantly after the expiration of the relevant scheduled payment periods.

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

   Power sale agreements have been assigned values separately for each of (1) the remaining portion of the scheduled price periods of the power sales agreements and (2) the 20 year avoided cost periods of the power sales agreements and are being amortized separately over such periods using the straight line method; and
(3) a 163 net MW BRPU Award for which the related plants will either be constructed or the contract rights will be bought out; amortization of such values has been deferred until the plants have been constructed and production commences or the buyout proceeds have been applied against such values.

   The Salton Sea reservoir contains commercial quantities of extractable minerals. The carrying value of the mineral reserves will be amortized upon commencement of commercial production.

Excess of Cost over Fair Value

   Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1997 and 1996, accumulated amortization of the excess of cost over fair value was $3,785 and $2,481, respectively.

Income Taxes

   The Guarantors are comprised substantially of partnership interests. The income or loss of each partnership for income tax purposes, along with any associated tax credits, is the responsibility of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying combined financial statements.

Statements of Cash Flows

     For purposes of the statements of cash flows, the Guarantors consider only demand deposits at banks to be cash.  Cash paid for interest during the years ended December 31, 1997, 1996 and  1995 was $21,591, $23,301 and $4,716, respectively.

Fair Values of Financial Instruments

   Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values.

Impairment of Long-Lived Assets

    The Guarantors review long-lived assets and certain identifiable intangibles for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized wherever evidence exists that the carrying value is not recoverable.

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


3.  PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

   Property, plant, contracts and equipment consisted of the following:

                                       December 31,
                                        1997     1996
                                        -------------

Plant and equipment                   $330,306  $329,458
Power sale agreements                   64,609    64,609
Mineral extraction                      71,780    66,831
Exploration and development costs       43,627    42,220
                                   -----------------------
                                       510,322   503,118
Less accumulated depreciation
  and amortization                    (32,321)   (18,936)
                                   -----------------------
                                      $478,001  $484,182
                                      =======    =======


4. SENIOR SECURED PROJECT NOTE

   The Guarantors have a project note payable to Salton Sea Funding Corporation with interest rates ranging from 6.69% to 7.84%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to
$448,754 at December 31, 1997. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

   Principal maturities of the senior secured project note are as follows:

               1998             $ 39,450
               1999               16,076
               2000                9,737
               2001               16,944
               2002               19,238
               Thereafter        164,763
                            ------------
                                $266,208
                                 =======
   The estimated fair values of the senior secured projects notes at December 31, 1997 and 1996 were $275,079 and $295,849, respectively.


5.  RELATED PARTY TRANSACTIONS

  The Guarantors have entered into the following agreements:

      Easement  Grant  Deed and Agreement Regarding  Rights  for
  Geothermal  Development  dated  April  1,  1993,  whereby   the
  Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all
  electricity  revenues received by the Guarantors.   The  amount
  expensed for the years ended December 31, 1997, 1996 and 1995 was $4,944, $4,215 and $3,579, respectively.

      Administrative Services Agreement dated April 1, 1993 with Magma, whereby Magma will provide to the Guarantors, excluding Salton Sea IV, administrative and management services. Fees payable to Magma amount to 3% of total electricity revenues. The amount expensed for the years ended December 31, 1997, 1996 and 1995 was $2,307, $2,202 and $2,153, respectively.

      Operating and Maintenance Agreement dated April 1, 1993 with CalEnergy Operating Corporation ("CEOC"), whereby the Guarantors retain CEOC to operate the Salton Sea facilities for a period of 32 years. Payment is made to CEOC in the form of reimbursements of expenses incurred. During 1997, 1996 and 1995, the Guarantors reimbursed CEOC for expenses of $7,467, $9,854 and $6,939, respectively.

                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

  We have audited the accompanying combined balance sheets of the Partnership Guarantors as of December 31, 1997 and 1996, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership Guarantors as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 12, 1998


                    PARTNERSHIP GUARANTORS
                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                              December 31,
                                            1997       1996
ASSETS
Accounts receivable                      $  23,481 $  22,766
Prepaid expenses and other assets           13,121    19,083
Due from affiliates                        124,311   129,278
Property, plant, contracts and
   equipment, net                          370,666   364,849
Management fee                              70,082    67,521
Excess of fair value over net assets
   acquired, net                           135,122   138,686
                                       ----------------------
                                          $736,783  $742,183
                                           =======   =======
LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                       $    1,338 $      663
Accrued liabilities                         23,285    22,977
Senior secured project note                143,610   182,204
Deferred income taxes                      106,851   108,277
                                       ----------------------
Total liabilities                          275,084   314,121

Commitments and contingencies (Notes 2, 5 and 6)

Guarantors' equity:
Common stock                                     3         3
Additional paid-in capital                 387,663   387,663
Retained earnings                           74,033    40,396
                                       ----------------------
Total Guarantors' equity                   461,699   428,062
                                       ----------------------
                                          $736,783  $742,183
                                           =======   =======


The accompanying notes are an integral part of the combined financial statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)


                                   Year Ended December 31,
                                  1997      1996     1995

Revenues:
Sales of electricity             $158,125 $132,212  $76,909
Interest and other income           4,190    8,014   10,574
                              --------------------------------
Total revenues                    162,315  140,226   87,483

Costs and expenses:
Operating, general and
  administrative costs             64,103   58,945   32,143
Depreciation and amortization      38,771   33,974   18,958
Interest expense                   13,753   13,697   16,726
Less capitalized interest          (9,323)  (8,849)  (7,900)
                              --------------------------------
Total expenses                    107,304   97,767   59,927
                              --------------------------------
Income before income taxes         55,011   42,459   27,556
Provision for income taxes         21,374   16,700   11,492
                              --------------------------------
Income before minority interest    33,637   25,759   16,064
Minority interest                       -        -    1,427
                              --------------------------------
Net income                       $ 33,637 $ 25,759 $ 14,637
                                  =======   ======   ======


The accompanying notes are an integral part of the combined financial statements.

                    PARTNERSHIP GUARANTORS
           COMBINED STATEMENTS OF GUARANTORS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                    (Dollars in Thousands)




                                            Additional
                              Common Stock   Paid-in    Retained   Total
                             Shares  Amount   Capital   Earnings   Equity
                  --------------------------------------------------------
Balance, January 1, 1995          3  $    3  $106,392   $      -  $106,395
Net income in 1995 prior
   to acquisition                 -       -         -      1,427     1,427

Purchase accounting push-down
  adjustment, net                 -       -    68,617     (1,427)   67,190
Distributions                     -       -   (13,860)         -   (13,860)
Contributions                     -       -   197,943          -   197,943
Net income                        -       -         -     14,637    14,637
                       ----------------------------------------------------
Balance, December 31, 1995        3       3   359,092     14,637   373,732

Distributions                     -       -   (42,429)         -   (42,429)
Contribution of partnership
   interest                       -       -    71,000          -    71,000
Net income                        -       -         -     25,759    25,759
                       ----------------------------------------------------
Balance, December 31, 1996        3       3   387,663     40,396   428,062

Net income                        -       -         -     33,637    33,637
                        ---------------------------------------------------
Balance, December 31, 1997        3     $ 3  $387,663    $74,033  $461,699
                                ===== ======  =======     ======   =======


The accompanying notes are an integral part of the combined financial statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)


                                                     Year Ended December 31,
                                                     1997     1996     1995

Cash flows from operating activities:
 Net income                                       $ 33,637$ 25,759  $ 14,637
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Minority interest                                       -        -    1,427
 Depreciation and amortization                      38,771   33,974   18,958
 Deferred income taxes                              (1,426)     321    1,011
 Changes in assets and liabilities:
  Accounts receivable                                 (715)   3,552     (993)
  Prepaid expenses and other assets                  5,962     (615)  (5,779)
  Accounts payable and accrued liabilities             983    3,278   12,047
                                              --------------------------------
Net cash flows from operating activities            77,212   66,269   41,308
                                              --------------------------------
Cash flows from investing activities:
Capital expenditures                               (39,556) (18,483)  (4,066)
Purchase of Guarantors by CalEnergy,
 net of cash acquired                                    -        - (197,810)
Decrease in marketable securities                        -        -    7,457
Decrease (increase) in restricted cash                   -   23,085   (1,206)
Management fee                                      (4,029)  (4,736) (30,485)
                                              --------------------------------
Net cash flows from investing activities           (43,585)    (134)(226,110)
                                              --------------------------------
Cash flows from financing activities:
Loan repayments                                    (38,594)(107,560)(225,479)
Loan proceeds                                            -  135,000  288,185
Contributions from parent                                -        -  197,943
Distributions to parent                                  -  (42,429) (13,860)
Decrease (increase) in amounts due from affiliates   4,967  (62,292) (50,841)
                                               --------------------------------
Net cash flows from financing activities           (33,627) (77,281) 195,948
                                               --------------------------------
Net increase (decrease) in cash                          -  (11,146)  11,146
Cash at beginning of period                              -   11,146        -
                                               --------------------------------
Cash at the end of period                        $       - $      - $ 11,146
                                                  ========  ======== =======

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


1. ORGANIZATION AND OPERATIONS

      Partnership  Guarantors  (the "Guarantors")  (not  a  legal entity) consists of the combination of Vulcan Power Company ("VPC") and CalEnergy Operating Corporation ("CEOC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). VPC's and CEOC's principal assets are interests in certain partnerships which are engaged in the operation of geothermal power plants in the Imperial Valley of California. The Guarantors will serve to guarantee loans to such partnerships from Funding Corporation, an indirect wholly-owned subsidiary of CalEnergy Company, Inc. ("CalEnergy"). VPC and its subsidiary hold a 100% interest in Vulcan/BN Geothermal Power Company, a Nevada general partnership, and CEOC and its subsidiaries hold a 90% general partner interest in Leathers, L.P., a California limited partnership, Del Ranch, L.P., a California limited partnership and Elmore, L.P. a California limited partnership (collectively, the "Partnerships"). Magma owns a 10% limited partnership interest in each of Leathers L.P., Elmore L.P. and Del Ranch L.P. and has entered into an agreement to pay to the Guarantors the distributions it receives related to such 10% interests, in addition to a special distribution equal to 4.5% of total energy sales from the Leathers Project.

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

      The financial statements reflect the acquisition of Magma and the resulting push down to the Guarantors of the accounting as a purchase business combination.

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

  The scheduled energy price periods of the Partnership Projects' SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Del Ranch, Elmore and Leathers Partnerships, respectively. Excluding Vulcan, which is receiving Edison's Avoided Cost of Energy, the Partnership Projects' SO4 Agreements provide for energy rates ranging from 13.6 cents per kWh in 1997 to 15.6 cents per kWh in 1999. The weighted average energy rate for all of the Partnership Projects' SO4 Agreements was 10.9 cents per kWh in 1997.

  For the year ended December 31, 1997 and 1996, Edison's average Avoided Cost of Energy was 3.3 cents and 2.5 cents per kWh, respectively, which is substantially below the contract energy prices earned in 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the relevant scheduled payment periods.

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

   The Salton Sea reservoir contains commercial quantities of extractable minerals. The carrying value of the mineral reserves will be amortized upon commencement of commercial production.

   The process license represents the economic benefits expected to be realized from the installation of the license and related technology at the Imperial Valley. The carrying value of the process license is amortized using the straight line method over the remaining estimated useful life of the license.

Excess of Cost over Fair Value

   Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1997 and 1996 accumulated amortization of the excess of cost over fair value of net assets acquired was $10,365 and $6,801, respectively.

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

Statements of Cash Flows

   For purposes of the statement of cash flows, the Guarantors consider only demand deposits at banks to be cash. Cash paid for interest during 1997, 1996 and 1995 was $13,165, $10,314 and
$3,235, respectively.

Fair Values of Financial Instruments

   Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values.

Impairment of Long-Lived Assets

     The Guarantors review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized whenever evidence exists that the carrying value is not recoverable.

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

3.    ACQUISITION

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

   Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the year ended December 31, 1997, as if the acquisition had occurred on January 1, 1996 after giving effect to certain pro forma adjustments related to the acquisition, were $162,315 and
$33,637, respectively, compared to $158,912 and $26,852, respectively, for the year ended December 31, 1996.

4. PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

  Property, plant, contracts and equipment consisted of the following:

                                           December 31,
                                         1997       1996

Plant and equipment                  $  73,830  $ 60,272
Power sale agreements                  123,588   123,588
Process license                         46,290    46,290
Mineral reserves                       130,522   121,199
Exploration and development costs       75,978    59,303
                                   ----------- -----------
                                       450,208   410,652
Less accumulated depreciation
  and amortization                     (79,542)  (45,803)
                                   ----------- -----------
                                      $370,666  $364,849
                                       =======   =======

5. SENIOR SECURED PROJECT NOTES

      The Guarantors have a project note payable to Salton Sea Funding Corporation at an interest rate of 6.69%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $448,754 at December 31, 1997. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Guarantors. On June 20, 1996, the Salton Sea Funding Corporation issued an additional investment grade offering for $135,000. In connection with this offering, the Guarantors issued an additional project note in the amount of $135,000 with interest rates ranging between 7.02% and 8.30%. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

Principal maturities of the senior secured project notes are as follows:


               1998            $ 51,762
               1999              32,364
               2000              10,562
               2001               1,000
               2002               1,600
               Thereafter        46,322
                            -----------
                               $143,610
                                =======

      The  estimated  fair values of the Senior  Secured  Project
Notes  at  December 31, 1997 and 1996 were $148,390 and $179,779, respectively.


6. RELATED PARTY TRANSACTIONS

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

      Charges to the Guarantors related to the brine supply agreement and operator's fees on a pro rata basis amounted to $403 and $456, respectively, for the year ended December 31, 1997, $370 and $425, respectively, for the year ended December 31, 1996, and $745 and $620, respectively, for the year ended December 31, 1995.

      In addition, the Guarantors entered into the following agreements:

      Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, whereby the Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Plants in return for 17.333%, on a pro rata
  basis,  of  all  energy revenues received by each  plant.   The
  Guarantors' share of amounts expensed under this agreement  for
  1997,   1996  and  1995  were  $21,108,  $16,980  and   $8,115,
  respectively.

     Ground Leases dated March 15 and August 15, 1988 with Magma whereby the Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases for 1997, 1996 and 1995 were $70, $60 and $30, respectively.

       Administrative Services Agreements whereby CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total electricity revenues or $60 per month. The minimum monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 1997, 1996 and 1995 amounted to $4,290, $3,545 and $1,687, respectively.

     Operating and Maintenance Agreements whereby the Guarantors retain CEOC to operate the plants for a period of 32 years through 2020. Payment is made to CEOC in the form of reimbursements of expenses incurred and a guaranteed capacity payment ranging from 10% to 25% of energy revenues over stated amounts. The Guarantors in 1997, 1996 and 1995 reimbursed CEOC for expenses of $8,956, $8,547 and $4,471, respectively, and accrued a guaranteed capacity payment of $4,492, $3,888 and $1,731 at December 31, 1997, 1996 and 1995, respectively.

7. CONDENSED FINANCIAL INFORMATION

Condensed balance sheet information of the Guarantors' pro rata interest in the respective entities as of December 31, 1997 and 1996 is as follows:


                                   Vulcan
                                    Power    CEOC   Elmore Del Ranch  Leathers
                             ---------------------------------------------------
December 31, 1997
Assets:
Accounts receivable
  and other                       $      - $  8,802 $  8,381 $  9,972 $  8,204
Due from affiliates                    424   22,631   14,286   14,002        -
Property, plant, contracts
  and equipment, net                   204   15,027   60,828   55,481   70,500
Management fee and
    Goodwill, net                        -        -        -        -        -
Investments in
  partnerships                      76,877  231,311        -        -        -
                                -----------------------------------------------
                                   $77,505 $277,771  $83,495  $79,455  $78,704
                                   ======   ======   ======    ======   ======
Liabilities and Equity:
Accounts payable and
  accrued liabilities              $    40 $  7,541  $   982 $  1,663 $  1,522
Due to affiliates                        -        -        -        -    6,176
Senior secured project note              -        -        -        -        -
                                 -----------------------------------------------
Total liabilities                       40    7,541      982    1,663    7,698
Guarantors' equity                  77,465  270,230   82,513   77,792   71,006
                                 -----------------------------------------------
                                   $77,505 $277,771  $83,495  $79,455  $78,704
                                   ======= ======= =======   ======    ======

(continued)
                                          Vulcan    Adjustments/   Combined
                                            BNG     Eliminations     Total
                                          ------------------------------------
December 31, 1997
Assets:
Accounts receivable
  and other                             $  4,391   $     (3,148)  $  36,602
Due from affiliates                       21,262         51,706     124,311
Property, plant, contracts
  and equipment, net                      51,749        116,877     370,666
Management fee and
    Goodwill, net                              -        205,204     205,204
Investments in
  partnerships                                 -       (308,188)          -
                                           --------------------------------
                                         $77,402        $62,451    $736,783
                                          ======        =======    =======
Liabilities and Equity:
Accounts payable and
  accrued liabilities                  $     525       $119,201    $131,474
Due to affiliates                              -         (6,176)          -
Senior secured project note                    -        143,610     143,610
                                           --------------------------------
Total liabilities                            525        256,635     275,084
Guarantors' equity                        76,877       (194,184)    461,699
                                           --------------------------------
                                         $77,402        $62,451    $736,783
                                          ======         =======   =======


  7. CONDENSED FINANCIAL INFORMATION (Continued)

                                     Vulcan
                                     Power    CEOC   Elmore Del Ranch  Leathers
                                ------------------------------------------------
December 31, 1996
Assets:
Accounts receivable and
  other                           $      -  $ 11,773 $ 9,479  $ 9,198  $10,130
Due from affiliates                      -    17,219   2,678    2,707        -
Property, plant, contracts and
  equipment, net                       230     6,940  58,540   53,635   70,850
Management fee and
     goodwill, net                       -         -       -        -        -
Investments in
  partnerships                      70,571   195,061       -        -        -
                                -----------------------------------------------
                                   $70,801  $230,993 $70,697  $65,540  $80,980
                                    ======   =======  ======   ======    ======

Liabilities and equity:
Accounts payable and
  accrued liabilities           $       65  $ 6,296  $   815  $ 1,678  $ 1,282
Due to affiliate                         -        -        -        -   18,382
Senior secured project note              -        -        -        -        -
                                   -------------------------------------------
Total liabilities                       65    6,296      815    1,678   19,664
Guarantors' equity                  70,736  224,697   69,882   63,862   61,316
                                   ---------------------------------------------
                                   $70,801 $230,993  $70,697  $65,540  $80,980
                                    ====== =======  ======  =======    ======

(continued)
                                         Vulcan   Adjustments/  Combined
                                           BNG    Eliminations    Total
                                       ------------------------------------
December 31, 1996
Assets:
Accounts receivable and
  other                                $ 3,214     $   (1,945)  $ 41,849
Due from affiliates                     14,579         92,095    129,278
Property, plant, contracts and
  equipment, net                        53,310        121,344    364,849
Management fee and
     goodwill, net                           -        206,207    206,207
Investments in
  partnerships                               -       (265,632)         -
                                        ----------------------------------
                                       $71,103       $152,069   $742,183
                                        ======        =======    =======

Liabilities and equity:
Accounts payable and
  accrued liabilities                $     532       $121,249   $131,917
Due to affiliate                             -        (18,382)         -
Senior secured project note                  -        182,204    182,204
                                       -----------------------------------
Total liabilities                          532        285,071    314,121
Guarantors' equity                      70,571       (133,002)   428,062
                                       ----------------------------------
                                       $71,103       $152,069   $742,183
                                        ======         ======     ======

7. CONDENSED FINANCIAL INFORMATION  (Continued)

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                    Vulcan
                                     Power   CEOC   Elmore Del Ranch  Leathers
                               ------------------------------------------------

December 31, 1997
Revenues                          $     859 $45,533 $48,114  $47,068   $47,899
Expenses                                436       -  35,484   33,139    38,209
                               -----------------------------------------------
Net income                         $    423 $45,533 $12,630  $13,929   $ 9,690
                                     ======  ======  ======   ======    ======
December 31, 1996
Revenues                          $   3,157 $49,399 $39,627  $40,235   $39,126
Expenses                                431       -  25,762   25,382    27,055
                               -----------------------------------------------
Net income                         $  2,726 $49,399 $13,865  $14,853   $12,071
                                     ======  ======  ======   ======    ======
December 31, 1995
Revenues                            $15,634 $24,121 $19,336  $18,941   $19,101
Expenses                              1,547       -  12,866   12,523    14,161
                                ----------------------------------------------
Net income                          $14,087 $24,121$  6,470 $  6,418  $  4,940
                                     ======  ======  ======   ======    ======



  (continued)
                                              Vulcan  Adjustments/  Combined
                                                BNG   Eliminations    Total
                                         ------------------------------------

December 31, 1997
Revenues                                     $15,208   $(42,366)   $162,315
Expenses                                       8,903     12,507     128,678
                                           ---------------------------------
Net income                                  $  6,305   $(54,873)    $33,637
                                               ======    =======     ======
December 31, 1996
Revenues                                     $14,271   $(45,589)   $140,226
Expenses                                      12,102     23,735     114,467
                                            ---------------------------------
Net income                                  $  2,169   $(69,324)    $25,759
                                              ======    =======      ======
December 31, 1995
Revenues                                     $20,878   $(30,528)    $87,483
Expenses                                       7,974     23,775      72,846
                                             -------------------------------
Net income                                   $12,904   $(54,303)    $14,637
                                              ======    =======      =====

8. INCOME TAXES

The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                          Current   Deferred   Total
                        --------- --------------------
1997
---------------
Federal                   $17,563   $(1,222)  $16,341
State                       5,237      (204)    5,033
                        ---------  -------------------
Total                     $22,800   $(1,426)   $21,374
                            =====      =====    ======
1996
--------------------
Federal                   $10,945    $ 1,976   $12,921
State                       5,434     (1,655)    3,779
                        ---------  -------------------
Total                     $16,379    $   321   $16,700
                           ======     ======    ======
1995
--------------------
Federal                   $ 6,697    $ 2,264   $ 8,961
State                       3,784     (1,253)    2,531
                        ---------  -------------------
Total                     $10,481    $ 1,011   $11,492
                            =====      =====    ======

Deferred tax liabilities at December 31, 1997 and 1996 consisted of differences between book and tax methods relating to depreciation and amortization.

The effective tax rate differs from the federal statutory tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.
                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

      We have audited the accompanying balance sheets of the Salton Sea Royalty Company as of December 31, 1997 and 1996 and the related statements of operations, equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Salton Sea Royalty Company as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 12, 1998


                  SALTON SEA ROYALTY COMPANY
                        BALANCE SHEETS
        (Dollars in Thousands, Except Per Share Amounts)


                                                               December 31,
                                                              1997      1996

ASSETS
Due from affiliates                                        $ 19,114   $ 10,008
Royalty stream, net                                          31,818     44,372
Excess of cost over fair value of net assets acquired, net   34,096     35,004
Prepaid expenses and other assets                               981      1,689
                                                         ----------------------
                                                           $ 86,009   $ 91,073
                                                             =======    =======

LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                                         $21,306    $12,070
Senior secured project note                                  38,934     56,936
Deferred income taxes                                         7,268     12,227
                                                        ----------------------
  Total liabilities                                          67,508     81,233

Commitments and contingencies (Note 4)

Equity:
Common stock, par value $.01 per share; 100 shares
  authorized, issued and outstanding                              -          -
Additional paid-in capital                                    1,561      1,561
Retained earnings                                            16,940      8,279
                                                        ----------------------
  Total equity                                               18,501      9,840
                                                        ----------------------
                                                            $86,009    $91,073
                                                            =======    =======


The accompanying notes are an integral part of the financial statements.


                  SALTON SEA ROYALTY COMPANY
                   STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)



                                                   Year ended December 31,
                                                 1997        1996        1995

Revenues:
Royalty income                                 $32,231      $30,143    $28,383

Expenses:
Operating, general and administrative expenses   7,769        7,288      6,822
Amortization of royalty stream and goodwill      9,794       10,280     11,239
Interest expense                                 4,179        5,246      4,757
                                            -----------   ---------- -----------
  Total expenses                                21,742       22,814     22,818
                                            -----------   ---------- -----------
Income before income taxes                      10,489        7,329      5,565
Provision for income taxes                       1,828        2,560        963
                                            -----------   ---------- -----------
Income before minority interest                  8,661        4,769      4,602
Minority interest                                    -            -      1,092
                                            -----------   ---------- -----------
  Net income                                   $ 8,661      $ 4,769   $  3,510
                                               =======       ======     =======


The accompanying notes are an integral part of the financial statements.


                  SALTON SEA ROYALTY COMPANY
                     STATEMENTS OF EQUITY
          FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                    (Dollars in Thousands)

                                                  Additional
                                  Common Stock      Paid-in  Retained
                                Shares   Amount     Capital  Earnings   Total
                       -------------------------------------------------------

Balance, January 1, 1995            -  $      -    $  5,300  $     -   $ 5,300
Net income in 1995 prior to
  acquisition                       -         -           -    1,092     1,092
Purchase accounting push-down
  adjustment, net                   -         -      38,043   (1,092)   36,951
Distributions                       -         -     (20,501)       -   (20,501)
Contributions                       -         -       1,699        -     1,699
Issuance of common stock          100         -           -        -         -
Net income                          -         -           -    3,510     3,510
                           ---------------------------------------------------
Balance, December 31, 1995        100         -      24,541    3,510    28,051

Distributions                       -         -     (22,980)       -   (22,980)
Net income                          -         -           -    4,769     4,769
                           ---------------------------------------------------
Balance, December 31, 1996        100         -       1,561    8,279     9,840

Net income                          -         -           -    8,661     8,661
                            --------------------------------------------------
Balance, December 31, 1997        100   $     -   $   1,561  $16,940   $18,501
                                 =====   =======    =======   ======   ======


The accompanying notes are an integral part of the financial statements.


                  SALTON SEA ROYALTY COMPANY
                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)

                                                Year End December 31,
                                                 1997       1996       1995
Cash flow from operating activities:
Net income                                     $ 8,661    $ 4,769   $ 3,510
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Minority interest                                  -          -     1,092
  Amortization of royalty stream and goodwill    9,794     10,280    11,239
  Deferred income taxes                         (4,959)    (3,233)   (4,581)
  Changes in assets and liabilities:
  Prepaid expenses and other assets              4,376        886    (2,575)
  Accrued liabilities                            9,236      6,122     5,948
                                              ------------------------------
Net cash flows from operating activities        27,108     18,824    14,633
                                              ------------------------------
Net cash flow from investing activities:
Purchase of Company by CalEnergy,
   net of cash acquired                              -         -    (38,603)
                                              ------------------------------
Net cash flows from financing activities:
Proceeds from issuance of debt                       -         -    115,446
Decrease (increase) in due from affiliates      (9,106)   15,102    (25,110)
Contributions from parent                            -         -      1,699
Distribution to parent                               -   (22,980)   (20,501)
Loan repayments                                (18,002)  (10,946)   (47,564)
                                              ------------------------------
Net cash flows from financing activities       (27,108)  (18,824)    23,970
                                              ------------------------------
Net change in cash                                   -         -          -
Cash at beginning of period                          -         -          -
                                              ------------------------------
Cash at end of period                         $      -  $      -  $       -
                                                 ======    ======    ======

The accompanying notes are an integral part of the financial statements.

                  SALTON SEA ROYALTY COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                     (Dollars in Thousands)


1. ORGANIZATION

  Salton Sea Royalty Company (the "Royalty Company") is a single-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Effective February 24, 1995, Magma became a wholly-owned subsidiary of CalEnergy Company, Inc. ("CalEnergy").

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

  All of the Projects have executed long-term power purchase agreements ("SO4 Agreements") providing for capacity and energy sales to Southern California Edison Company ("Edison"). Each of these agreements provides for fixed price capacity payments for the life of the contract. The East Mesa Project has entered into a Termination Agreement, to which Magma consented, which will terminate its SO4 Agreement upon CPUC approval becoming final.

  The Partnership Projects earn energy payments based on kilowatt hours (kWhs) of energy provided to Edison. During the first 10 years of the agreement, the Projects earn payments for energy as scheduled in the SO4 Agreements. After the 10-year scheduled payment period has expired (1998 for Del Ranch and Elmore; 1999 for Leathers), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy. For the year ended December 31, 1997 and 1996, Edison's average Avoided Cost of Energy was 3.3 cents and 2.5 cents per kWh, respectively, which is substantially below the contract energy prices earned in 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Royalty Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under SO4 Agreements could decline significantly after the expiration of the relevant scheduled payment period which would have a direct effect on the related royalty streams.

  As discussed above, all revenues except those derived from East
Mesa are from, and all operating expenses are paid by, related parties.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The accompanying statement of operations presents revenues and expenses which have been assigned to the Royalty Company under the arrangements described above on the accrual method of accounting. This presentation is a "carve out" of information from Magma and certain of its affiliates. Such revenues, net of related expenses, guarantee loans from the Funding Corporation, a wholly-owned subsidiary of CalEnergy.

  The financial statements reflect the acquisition of Magma and the resulting push down to the Royalty Company of the accounting as a purchase business combination.

Royalty Stream

  The Royalty Company's policy is to provide amortization expense beginning upon the commencement of revenue production over the estimated remaining useful life of the identifiable assets.

  The royalty streams have been assigned values separately for each of (1) the remaining portion of the scheduled price periods of the Projects' power sales agreements and (2) the 20 year avoided cost periods of the Projects' power sales agreements and are amortized separately over such periods using the straight line method. At December 31, 1997 and 1996, accumulated amortization was $28,669 and $19,783, respectively.

Excess of Cost over Fair Value

 Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1997 and 1996, accumulated amortization of the excess of cost over fair value was $2,645 and $1,737, respectively.

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

Impairment of Long-Lived Assets

   The Royalty Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized whenever evidence exists that the carrying value is not recoverable.

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

3. SENIOR SECURED PROJECT NOTE

   The Royalty Company has a project note payable to Salton Sea Funding Corporation at interest rates ranging from 6.69% to 7.37%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to
$448,754 at December 31, 1997. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Guarantor. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

Principal maturities of the senior secured project note are as follows:
          1998            $ 15,726
          1999               9,396
          2000               4,773
          2001               4,434
          2002               3,460
          Thereafter         1,145
                        ----------
                           $38,934
                            ======

  The estimated fair values of the senior secured project note at December 31, 1997 and 1996 were $40,251 and $56,178, respectively.

4.        Income Taxes

  The provision for income taxes for the year ended December 31,
1997, 1996 and 1995, consisted of the following:
                          Current    Deferred   Total
                        --------- ----------- --------
1997
Federal                    $5,292    $(4,159)   $1,133
State                       1,495       (800)      695
                        --------- ----------- --------
Total                      $6,787    $(4,959)   $1,828
                            =====      ======    =====
1996
Federal                    $4,517    $(2,390)   $2,127
State                       1,276       (843)      433
                        --------- ----------- --------
Total                      $5,793    $(3,233)   $2,560
                            =====      ======    =====
1995
Federal                    $4,323    $(3,644)     $679
State                       1,221       (937)      284
                        --------- ----------- --------
Total                      $5,544    $(4,581)     $963
                            =====      ======    =====

  The Royalty Company's effective tax rate differs from the statutory federal income tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

  Deferred tax liabilities and assets at December 31, 1997 and 1996 consisted of the following:

                                       1997         1996
Deferred liabilities:
Depreciation and amortization          $12,568     $17,527
Deferred assets:
Jr. SO4 royalty receivable               5,300       5,300
                                    ----------- -----------
Net deferred tax liability             $ 7,268     $12,227
                                       =======      ======

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                            PART III


Item 10.    Directors and Executive Officers of the Registrant

   Set forth below are the current executive officers of the Funding Corporation and the Guarantors and their positions with the Funding Corporation and each of the Guarantors (or general partner thereof):

  EXECUTIVE OFFICER           POSITION

David L. Sokol      Chairman of the Board and  Chief Executive Officer; Director
Gregory E. Abel     President and Chief Operating Officer
Steven A. McArthur  Executive Vice  President,General Counsel and Secretary;
                    Director
Craig M. Hammett    Senior Vice President and Chief Financial Officer
Thomas R. Mason     President, CalEnergy Operating Company; Director
Patrick J. Goodman  Vice President and Chief Accounting Officer

       DAVID L. SOKOL, 41, Chairman of the Board and Chief Executive Officer. Mr. Sokol has been Chief Executive Officer since April 19, 1993 and served as President of CalEnergy from April 19, 1993 until January 21, 1995. He has been Chairman of the Board of Directors since May 1994 and a director of CalEnergy since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of PKS, and Ogden Projects, Inc.

      GREGORY E. ABEL, 35, President and Chief Operating Officer. Mr. Abel joined CalEnergy in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price
Waterhouse.  As  a Manager in the San Francisco office  of  Price
Waterhouse,  he  was  responsible  for  clients  in  the   energy
industry.

       STEVEN A. McARTHUR, 39, Executive Vice President, General Counsel and Secretary. Mr. McArthur joined CalEnergy in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

       CRAIG M. HAMMETT, 36, Senior Vice President and Chief Financial Officer. Mr. Hammett joined CalEnergy in 1996. Prior to joining CalEnergy, Mr. Hammett served as Director of Project Finance for Entergy Power Group, as Director, Project Finance and M&A for CSW Energy and as a corporate loan officer for various financial institutions.

        THOMAS R. MASON, 54, President, CalEnergy Operating Company. Mr. Mason joined CalEnergy in March 1991. From October
1989 to March 1991, Mr. Mason was Vice President and General Manager of Kiewit Energy Company. Prior to that, Mr. Mason was Director of Marketing for Energy Factors, Inc. (now Sithe Energies U.S.A., Inc.), a non-utility developer of power facilities. Prior to that Mr. Mason was a worldwide Market Manager of power generation for Caterpillar's Solar Gas Turbines, a gas turbine manufacturer.

      PATRICK J. GOODMAN, 31, Vice President and Chief Accounting Officer. Mr. Goodman joined CalEnergy in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining CalEnergy, Mr. Goodman was an accountant at Coopers & Lybrand.

Item 11.    Executive Compensation

   The Funding Corporation's and the Guarantors' directors and executive officers receive no remuneration for serving in such capacities.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management


Description of Capital Stock

   As of December 31, 1997, the authorized capital stock of the Funding Corporation consisted of 1,000 shares of common stock, par value $.01 per share (the "Common Stock"), of which 100 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 1997, there was one holder of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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

  Not Applicable
                           Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              SALTON SEA FUNDING CORPORATION

                              By:/s/  David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                     Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                        March 26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                        March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                      March 26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                       March 26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                     March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              SALTON SEA BRINE PROCESSING, L.P.
                              a California limited partnership

                              By: Salton Sea Power Company,
                                  a California corporation, its
                                  general partner

                               By:/s/ David  L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                     Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March 26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March 26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March 26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                    March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact


                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              SALTON SEA POWER GENERATION, L.P.,
                              a California  limited partnership

                              By:  Salton Sea Power Company, a
                              California corporation, its
                              general partner

                               By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                       Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March 26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March 26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March 26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact


                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              FISH LAKE POWER COMPANY

                               By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                           Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March 26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March 26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                     March 26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact


                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              VULCAN POWER COMPANY

                               By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                            Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March 26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March 26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March 26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              CALENERGY OPERATING CORPORATION

                               By:/s/ David L.Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                         Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March 26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March 26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March 26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                    March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              SALTON SEA ROYALTY COMPANY

                               By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                          Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March 26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March  26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March  26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact



                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              LEATHERS, L.P., a
                              California  limited partnership

                              By:  CalEnergy Operating Corporation, a
                              Delaware corporation, its
                              general partner

                              By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                         Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                        March  26,1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                        March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March  26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March  26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              ELMORE L.P., a California limited partnership

                              By: CalEnergy Operating Corporation, a
                              Delaware corporation, its
                              general partner

                              By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                          Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March  26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March  26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March  26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              DEL RANCH L.P., a
                              California  limited partnership

                              By:  CalEnergy Operating Corporation, a
                              Delaware corporation, its
                              general partner

                               By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                           Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                        March  26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                        March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                      March  26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                       March  26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact


                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              BN GEOTHERMAL INC., a
                              Delaware corporation

                               By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                           Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March  26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March  26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                     March  26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              NIGUEL ENERGY COMPANY, a
                              California  corporation

                               By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                      Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                        March  26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                        March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                      March 26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                       March  26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              CONEJO ENERGY COMPANY, a
                              California  corporation

                               By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                      Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March  26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March  26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March  26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              SAN FELIPE ENERGY COMPANY, a
                              California  corporation

                               By:/s/ David L. Sokol*
                                  David L. Sokol
                                  Director, Chairman of the Board
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                          Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March  26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                      March  26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March  26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                   March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.

                              VULCAN/BN GEOTHERMAL POWER COMPANY,a
                              Nevada general partnership

                              By:  VULCAN POWER COMPANY,  a
                                   Nevada corporation, Partner

                                  By:/s/ David L. Sokol*
                                         David L. Sokol
                                         Director, Chairman of the Board
                                         and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                       Date

/s/ David L. Sokol*                                        March 26, 1998
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Mason*                                       March  26, 1998
Thomas R. Mason
Director, President, CalEnergy Operating Company

/s/ Gregory E. Abel*                                       March 26, 1998
Gregory E. Abel
President and Chief Operating Officer

/s/ Steven A. McArthur                                     March  26, 1998
Steven A. McArthur
Director, Executive Vice President, General Counsel and Secretary

/s/ Craig M. Hammett*                                      March  26, 1998
Craig M. Hammett
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick J. Goodman*                                    March 26, 1998
Patrick J. Goodman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact


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

3.13Certificate of Amendment of Certificate of Incorporation dated as of March 26, 1996

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

3.15 By-laws of BNG (incorporated by reference to Exhibit  3.14 to the Funding Corporation II Form S-4).

3.16 Articles of Incorporation of San Felipe (incorporated by
  reference to Exhibit 3.15 to the Funding    Corporation II Form
  S-4).

3.17 By-laws  of  San Felipe (incorporated  by  reference  to
  Exhibit 3.16 to the Funding Corporation II Form   S-4).

3.18 Articles of Incorporation of Conejo (incorporated by reference to Exhibit 3.17 to the Funding Corporation II Form S-
4).

3.19 By-laws of Conejo (incorporated by reference to  Exhibit
  3.18 to the Funding Corporation II Form
    S-4).

3.20 Articles of Incorporation of Niguel (incorporated by reference to Exhibit 3.19 to the Funding Corporation II Form S-
4).

3.21 By-laws  of Niguel (incorporated by reference  to  Exhibit
3.20 to the Funding Corporation II Form S-4).

3.22 General Partnership Agreement of Vulcan (incorporated by reference to Exhibit 3.21 to the Funding Corporation II Form S-
4).

3.23 Limited Partnership Agreement of Leathers (incorporated by reference to Exhibit 3.22 to the Funding Corporation II Form S-
4).

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

4.3(a)      Partnership  Guarantors  Secured  Limited  Guarantee,
    dated  as  of  July 21, 1995, by CEOC and  VPC  in  favor  of
    Chemical Trust Company of California (incorporated by reference to Exhibit 4.3 to the Funding Corporation Form S-
    4).

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

4.6(b)        First  Amendment  to  the  Collateral  Agency   and
   Intercreditor  Agreement, dated as of June  20,  1996,    by  and
   among  Credit  Suisse, Chemical Trust Company of California,  the
   Funding  Corporation  and       the Guarantors  (incorporated  by
   reference to Exhibit 4.6(b) to the Funding Corporation II Form S-4).

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

4.34 Debt Service Reserve Letter of Credit by Credit Suisse in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.32 to the Funding Corporation II Form S-4).

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

4.41  Stock Pledge Agreement, Dated as of June 20, 1996, by CEOC,
   pledging  the  stock of Conejo,       Niguel and  San  Felipe  in
   favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated
   by  reference to Exhibit 4.39 to the       Funding Corporation II
   Form S-4).

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

10.32 Transmission Service Agreement, dated as of August 2, 1988, as amended, between Elmore and IID (incorporated by reference to Exhibit 10.32 to the Funding Corporation II Form S-4).

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

10.42 Transmission Service Agreement, dated as of August 2, 1988,
   as   amended,  between  Del  Ranch  and    IID  (incorporated  by
   reference to Exhibit 10.42 to the Funding Corporation II Form  S-4).

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