Form 10-Q
period 1998-03-31
SALTON SEA FUNDING CORP
filed 1998-05-14
CIK 949149

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998
          Commission File No.        33-95538

                 SALTON SEA FUNDING CORPORATION
     (Exact name of registrant as specified in its charter)

                           47-0790493
               (IRS Employer Identification No.)

Salton Sea Brine Processing L.P.  California   33-0601721
Salton Sea Power Generation L.P.  California   33-0567411
Fish Lake Power Company           Delaware     33-0453364
Vulcan Power Company              Nevada       95-3992087
CalEnergy Operating Company       Delaware     33-0268085
Salton Sea Royalty Company        Delaware     47-0790492
BN Geothermal Inc.                Delaware     91-1244270
San Felipe Energy Company         California   33-0315787
Conejo Energy Company             California   33-0268500
Niguel Energy Company             California   33-0268502
Vulcan/BN Geothermal Power Company Nevada      33-3992087
Leathers, L.P.                    California   33-0305342
Del Ranch, L.P.                   California   33-0278290
Elmore, L.P.                      California   33-0278294
(Exact name of Registrants       (State or other   (I.R.S.Employer
as  specified in their charters)  jurisdiction of   Identification No.)
                                  incorporation or
                                  organization)

 302 S. 36th Street, Suite 400-A, Omaha, NE     68131
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

                        Yes    X                     No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on March 31, 1998.

                 SALTON SEA FUNDING CORPORATION

                           Form 10-Q

                         March 31, 1998
                         _____________

                        C O N T E N T S


                 PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements                              Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                               4

Balance Sheets, March 31, 1998 and December 31, 1997          5

Statements of Operations for the Three Months Ended
March 31, 1998 and 1997                                       6

Statements of Cash Flows for the Three Months Ended
March 31, 1998 and 1997                                       7

Notes to Financial Statements                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                               9

Combined Balance Sheets, March 31, 1998 and December 31, 199710

Combined Statements of Operations for the Three Months Ended
March 31, 1998 and 1997                                      11

Combined Statements of Cash Flows for the Three Months Ended
March 31, 1998 and 1997                                      12

Notes to Combined Financial Statements                       13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                              15

Combined Balance Sheets, March 31, 1998 and December 31, 199716

Combined Statements of Operations for the Three Months Ended
March 31, 1998 and 1997                                      17

Combined Statements of Cash Flows for the Three Months Ended
March 31, 1998 and 1997                                      18

Notes to Combined Financial Statements                       19

SALTON SEA ROYALTY COMPANY

Independent Accountants' Report                              21

Balance Sheets, March 31, 1998 and December 31, 1997         22

Statements of Operations for the Three Months Ended
March 31, 1998 and 1997                                      23

Statements of Cash Flows for the Three Months Ended
March 31, 1998 and 1997                                      24

Notes to Financial Statements                                25

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       26


                  PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                   32
Item 2.  Changes in Securities                               32
Item 3.  Defaults on Senior Securities                       32
Item 4.  Submission of Matters to a Vote of
         Security Holders                                    32
Item 5.  Other Information                                   32
Item 6.  Exhibits and Reports on Form 8-K                    32

Signatures                                                   33

Exhibit Index                                                34

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of March 31, 1998, and the related statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Salton Sea Funding Corporation as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 22, 1998

                SALTON SEA FUNDING CORPORATION

                        BALANCE SHEETS
       (Dollars in Thousands, Except per Share Amounts)


                                      March 31,      December 31,
                                         1998            1997
                                     ___________      __________
                                     (unaudited)
ASSETS
Cash                                $     70,155      $  15,568
Prepaid expenses and other assets         11,406          2,823
Secured project notes from Guarantors    448,754        448,754
Investment in 1% of net assets of
  Guarantors                               7,305          7,144
                                      __________     __________
                                       $ 537,620      $ 474,289
                                      ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                   $   11,080      $   2,782
Due to affiliates                         67,246         12,598
Senior secured notes and bonds           448,754        448,754
                                      __________     __________
  Total liabilities                      527,080        464,134

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares          ---            ---
Additional paid-in capital                 5,366          5,366
Retained earnings                          5,174          4,789
                                      __________     __________
  Total stockholder's equity              10,540         10,155
                                      __________     __________
                                       $ 537,620      $ 474,289
                                      ==========     ==========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)


                                             Three Months Ended
                                                   March 31,
                                                1998       1997
Revenues:

Interest income                              $  8,990 $  10,405
Equity in earnings of Guarantors                  161       143
                                             ________  ________
Total revenues                                  9,151    10,548
                                             ________  ________

Expenses:

General  and administrative expenses              238       240
Interest expense                                8,259     9,774
                                             ________  ________
Total expenses                                  8,497    10,014
                                             ________  ________
Income before income taxes                        654       534
Provision for income taxes                        269       220
                                             ________  ________
Net income                                   $    385 $     314
                                             ======== =========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)

                                             Three Months ended
                                                   March 31,
                                               1998     1997

Cash flows from operating activities:
Net income                                 $    385  $    314
Adjustments to reconcile net income to net
  cash flow from operating activities:
Equity in earnings of Guarantors               (161)     (143)
Changes in assets and liabilities:
Prepaid expenses and other assets            (8,583)  (10,145)
Accrued liabilities                           8,298     9,774
                                          __________ _________
  Net cash flows from operating activities      (61)     (200)
                                          __________ _________
Cash flows from investing activities:
Decrease in restricted cash                      ---    1,633
                                          __________ _________
Cash flows from financing activities:
Increase in due to affiliates                 54,648   36,689
                                          __________ _________
Net change in cash                            54,587   38,122
Cash at the beginning of period               15,568   13,218
                                          __________ _________
Cash at the end of period                 $   70,155 $ 51,340
                                          ========== =========
Non-cash investing and financing activities:
  Adjustments resulting from capital transactions
     of Guarantors                        $      --- $    (14)
                                          ========== =========
The accompanying notes are an integral part of these financial  statements.

                 SALTON SEA FUNDING CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                     _____________________


1. General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The  unaudited financial statements should be read in conjunction
with   the   financial  statements  included   in   the   Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1997.

The Funding Corporation was formed on September 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of March 31, 1998, and the related combined statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Salton Sea Guarantors as of December 31, 1997, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1998, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 22, 1998

                     SALTON SEA GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                      March 31,      December 31,
                                        1998             1997
                                     (unaudited)
ASSETS
Accounts receivable                    $  12,623     $  15,823
Prepaid expenses and other assets         12,177        13,043
Property, plant, contracts and
 equipment, net                          476,111       478,001
Excess of cost over fair value of
 net assets acquired, net                 49,160        49,486
                                       _________      _________
                                       $ 550,071     $ 556,353
                                        ========       ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                      $      578     $     390
Accrued liabilities                       12,690         7,826
Due to affiliates                         30,596        47,741
Senior secured project note              266,208       266,208
                                       _________      _________
  Total liabilities                      310,072       322,165

Total Guarantors' equity                 239,999       234,188
                                       _________      _________
                                       $ 550,071     $ 556,353
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)




                                             Three Months Ended
                                                   March 31
                                            _____________________
                                               1998      1997
                                             ________  ________
Revenues:

Sales of electricity                         $ 20,185 $ 23,254
Interest and other income                          15        9
                                              _______   _______
  Total revenues                               20,200    23,263
                                              _______   _______
Expenses:

Operating, general and
   administrative expenses                      6,747     7,161
Depreciation and amortization                   3,714    3,642
Interest expense                                5,260     5,864
Less capitalized interest                     (1,332)   (1,225)
                                              _______   _______
  Total expenses                               14,389    15,442
                                              _______   _______
Net income                                   $  5,811   $ 7,821
                                              =======   =======

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                               Three Months Ended
                                                   March 31,
                                              ____________________
                                                1998      1997
Cash flows from operating activities:
Net income                                   $  5,811  $  7,821
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Depreciation and amortization                3,714     3,642
   Changes in assets and liabilities:
    Accounts receivable                         3,200      (547)
    Prepaid expenses and other assets             866     1,694
    Accounts payable and accrued
     liabilities                                5,052     5,331
                                            _________  _________
Net cash flows from operating activities       18,643    17,941
                                            _________  _________
Cash flows from investing activities:
Capital expenditures                           (1,498)   (2,448)
                                            _________  _________
Cash flows from financing activities:
Decrease in due to affiliates                 (17,145)  (15,493)
                                            _________  _________
Net change in cash                                ---        ---
Cash at beginning of period                       ---        ---
                                            _________  _________
Cash at end of period                       $     ---  $     ---
                                            =========  =========

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Salton Sea Funding
Corporation's  annual  report of Form 10-K  for  the  year  ended
December 31, 1997.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


2. Property, Plant, Contracts and Equipment:

Property, plant, contracts and equipment consist of the following:

                                      March 31,     December 31,
                                        1998            1997
                                       ________       ________
                                     (unaudited)
Plant and equipment                  $ 330,471      $ 330,306
Power sale agreements                   64,609         64,609
Mineral extraction                      73,112         71,780
Exploration and development costs       43,628         43,627
                                       ________       ________
                                       511,820        510,322
Less accumulated depreciation
  and amortization                     (35,709)       (32,321)
                                       ________       ________
                                     $ 476,111      $ 478,001
                                       ========       ========

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 1998, and the related combined statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Partnership Guarantors' management.

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

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Partnership Guarantors as of December 31, 1997, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1998, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 22, 1998

                     PARTNERSHIP GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                        March 31,    December 31,
                                          1998           1997
                                      (unaudited)
ASSETS
Accounts receivable                    $  23,461      $  23,481
Prepaid expenses and other assets         11,953         13,121
Due from affiliates                      136,457        124,311
Property, plant, contracts and
 equipment, net                          372,730        370,666
Management fee from affiliates            70,134         70,082
Excess of cost over fair value of
 net assets acquired, net                134,231        135,122
                                       _________      _________
                                       $ 748,966      $ 736,783
                                       =========      =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                       $   2,910      $   1,338
Accrued liabilities                       24,145         23,285
Senior secured project notes             143,610        143,610
Deferred income taxes                    110,652        106,851
                                       _________      _________
Total liabilities                        281,317        275,084

Guarantors' equity:
Common stock                                   3              3
Additional paid-in capital               387,663        387,663
Retained earnings                         79,983         74,033
                                       _________      _________
Total Guarantors' equity                 467,649        461,699
                                       _________      _________
                                       $ 748,966      $ 736,783
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                                              Three Months Ended
                                                  March 31
                                               1998       1997
Revenues:

Sales of electricity                         $ 34,097  $ 34,746
Interest and other income                         734       545
Total revenues                                 34,831    35,291
                                            _________  _________
Expenses:

Operating, general and
   administrative expenses                     14,090    16,282
Depreciation and amortization                  10,155     9,644
Interest expense                                3,297     3,651
Less capitalized interest                      (2,462)   (2,246)

Total expenses                                 25,080    27,331
                                            _________  _________

Income before income taxes                      9,751     7,960
Provision for income taxes                      3,801     3,103
                                            _________  _________

Net income                                   $  5,950  $  4,857
                                            =========  =========

The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                               1998      1997
Cash flows from operating activities:
Net income                                   $  5,950 $  4,857
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Depreciation and amortization               10,155    9,644
   Deferred income taxes                        3,801    3,103
   Changes in assets and liabilities:
     Accounts receivable                           20      (34)
     Prepaid expenses and other assets          1,168    3,059
     Accounts payable and accrued
      liabilities                               2,432    4,034
Net cash flows from operating activities       23,526   24,663

Cash flows from investing activities:
Capital expenditures                          (10,675) (10,236)
Management fee                                   (705)    (506)
Net cash flows from investing activities      (11,380) (10,742)

Cash flows from financing activities:
Increase in due from affiliates               (12,146) (12,550)
Distributions to parent                           ---   (1,371)
Net cash flows from financing activities      (12,146) (13,921)
                                            _________  _________
Net change in cash                                ---      ---
Cash at beginning of period                       ---      ---
                                            _________  _________
Cash at end of period                       $     --- $    ---
                                            =========  =========


The accompanying notes are an integral part of these financial  statements.

                     PARTNERSHIP GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Salton Sea Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1997.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

                     PARTNERSHIP GUARANTORS
             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

2. Property, Plant, Contracts and Equipment:

Property,  plant,  contracts  and  equipment  consisted  of   the
following:

                                         March 31,    December 31,
                                           1998          1997
                                       (unaudited)
Plant and equipment                    $  77,153      $  73,830
Power sale agreements                    123,588        123,588
Process license                           46,290         46,290
Mineral reserves                         132,984        130,522
Exploration and development costs         80,868         75,978
                                      __________     __________
                                         460,883        450,208
Less accumulated depreciation
  and amortization                      (88,153)       (79,542)
                                      __________     __________
                                       $ 372,730      $ 370,666
                                      ==========     ==========

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of March 31, 1998, and the related statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Salton Sea Royalty Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Salton Sea Royalty Company as of December 31, 1997, and the related statements of operations, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 22, 1998

                   SALTON SEA ROYALTY COMPANY

                         BALANCE SHEETS
        (Dollars in Thousands, Except per Share Amounts)



                                        March 31,   December 31,
                                          1998          1997
                                      (unaudited)
ASSETS
Due from affiliates                     $  32,134    $   19,114
Royalty stream, net                        29,596        31,818
Excess of cost over fair value of net assets
  acquired, net                            33,869        34,096
Prepaid expenses and other assets             864           981
                                       __________    __________
                                        $  96,463     $  86,009
                                       ==========    ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                     $  28,308    $   21,306
Senior secured project note                38,934        38,934
Deferred income taxes                       6,391         7,268
                                       __________    __________
  Total liabilities                        73,633        67,508

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding      -             -
Additional paid-in capital                  1,561         1,561
Retained earnings                          21,269        16,940
                                       __________    __________
Total equity                               22,830        18,501
                                       __________    __________
                                        $  96,463     $  86,009
                                       ==========    ==========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                                                           Three Months Ended
                                                                March 31
                                                            1998        1997
Revenues:
Royalty income                                              $ 12,038  $  7,861

Expenses:
Operating, general and administrative expenses                 1,859     1,877
Amortization  of royalty stream and goodwill                   2,449     2,449
Interest expense                                                 776     1,132
                                                            ____________________
Total expenses                                                 5,084     5,458
                                                            ____________________

Income before income taxes                                     6,954     2,403
Provision for income taxes                                     2,625       737
                                                            ____________________

Net income                                                   $ 4,329   $ 1,666
                                                            ====================

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)
                          (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                                1998      1997
Cash flows from operating activities:
Net income                                   $  4,329  $  1,666
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Amortization of royalty stream and goodwill  2,449     2,449
   Changes in assets and liabilities:
   Prepaid expenses and other assets              117       177
   Accrued liabilities and deferred income
    taxes                                       6,125     1,692
Net cash flows from operating activities       13,020     5,984

Net cash flows from financing activities:
Decrease (increase) in due from affiliates    (13,020)   (5,984)
                                             _________ _________
Net change in cash                                  -         -
Cash at beginning of period                         -         -
                                            _________ _________
Cash at end of period                        $      -  $      -
                                            ========= =========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

1. General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Salton Sea Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1997.

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

Excluding  Vulcan, which is receiving Edison's  Avoided  Cost  of
Energy, the Company's SO4 Agreements provide for energy rates ranging from 14.6 cents per kWh in 1998 to 15.6 cents per kWh in 1999.

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket

               THE SALTON SEA FUNDING CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________


Results of Operations:  (continued)

of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents per kWh during the three months ended March 31, 1998. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expires April 2000 for Salton Sea II and February 1999 for Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

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

For the three months ended March 31, 1998, Edison's average Avoided Cost of Energy was 3.0 cents per kWh which is substantially below the contract energy prices earned for the three months ended March 31, 1998. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
              ____________________________________

Results of Operations:  (continued)

the scheduled payment periods. The revenues generated by each of the projects operating under such Agreements could decline significantly after the expiration of the respective scheduled payment periods.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Salton Sea Units I, II, III and IV:

                                              Three Months Ended
                                                   March 31,
                                                  1998     1997
Overall capacity factor                           81.4%    98.8%
Capacity (NMW)(weighted average)                  119.4    119.4
kWh produced (in thousands)                     209,900  254,800

The overall capacity factor for the Salton Sea Project decreased for the three months ended March 31, 1998 compared to the same period in 1997 due to scheduled overhauls in February 1998.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                               Three Months Ended
                                                   March 31,
                                                  1998     1997
Overall capacity factor                          98.38%   101.8%
Capacity NMW (average)                              148      148
kWh produced (in thousands)                     314,500  325,300

The   overall  capacity  factor  for  the  Partnership   Projects
decreased for the three months ended March 31, 1998 compared to the same period in 1997 due to scheduled overhauls at Leathers and Elmore.

Revenues:

The Salton Sea Guarantors' sales of electricity decreased to $20,185 for the three months ended March 31, 1998 from $23,254 for the same period of 1997, a 13.2% decrease. This decrease was primarily due to the timing of overhauls. The 1997 overhauls were performed in the second quarter, while the 1998 overhauls were performed in the first quarter.

The  Partnership  Guarantors'  sales  of  electricity  marginally decreased  to $34,097 for the three months ended March  31,  1998 from $34,746 for the same period in 1997.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               ___________________________________

Results of Operations:  (continued)

The Royalty Guarantor revenue increased to $12,038 for the three months ended March 31, 1998 from $7,861 for the same period last year. This increase was due primarily to an increase in East Mesa royalty income related to the royalty settlement agreement.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $6,747 for the three months ended March 31, 1998 from $7,161 for the same period in 1997. The decrease was due to a reduction in operating and maintenance costs.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $14,090 for the three months ended March 31, 1998 from $16,282 for the same period in 1997, a 13.5% decrease. The decrease was due to a reduction in operating and maintenance costs.

The  Royalty Guarantors' operating expenses marginally  decreased to  $1,859 for the three months ended March 31, 1998 from  $1,877 for the same period in 1997.

Depreciation and Amortization:

The   Salton   Sea  Guarantors'  depreciation  and   amortization
increased  to  $3,714 for the three months ended March  31,  1998 from $3,642 for the same period of 1997.

The   Partnership   Guarantors'  depreciation  and   amortization
increased  to $10,155 for the three months ended March  31,  1998 from $9,644 for the same period in 1997. The increase was due primarily to plant improvements.

The Royalty Guarantors' amortization was $2,449 for the three months ended March 31, 1998 compared to $2,449 for the same period of 1997.

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $3,928 for the three months ended March 31, 1998 from $4,639 for the same period in 1997, a 15.3% decrease.
The decrease was a result of reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $835 for the three months ended March 31, 1998 from $1,405 for the same period in 1997. The decrease was a result of reduced indebtedness.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The  Royalty Guarantors' interest expense decreased to  $776  for the  three months ended March 31, 1998 from $1,132 for  the  same
period   in   1997.   The  decrease  was  a  result  of   reduced
indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision increased to $3,801 for the three months ended March 31, 1998 from $3,103 for the same period in 1997, a 22.5% increase. This increase was primarily due to an increase in income before income taxes. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision increased to $2,625 for the three months ended March 31, 1998 from $737 for the same period in 1997. This increase was primarily due to an increase in income before income taxes. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income:

The Salton Sea Funding Corporation's net income for the three months ended March 31, 1998 was $385 compared to $314 for the same period in 1997. The net income primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income decreased to $5,811 for the three months ended March 31, 1998 compared to $7,821 for the same period of 1997.

The Partnership Guarantors' net income increased to $5,950 for the three months ended March 31, 1998 compared to $4,857 for the same period of 1997.

The Royalty Guarantors' net income increased to $4,329 for the three months ended March 31, 1998 compared to $1,666 for the same period of 1997.

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


                              SALTON SEA FUNDING CORPORATION

Date:  May 14, 1998           /s/  Craig M. Hammett

                                 Craig M. Hammett
                                 Senior Vice President and
                                 Chief Financial Officer

                          EXHIBIT INDEX

Exhibit                                                    Page
  No.                                                       No.

  27     Financial Data Schedule                            35