Form 10-Q
period 1998-06-30
SALTON SEA FUNDING CORP
filed 1998-08-14
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998
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

                         Yes    X                     No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on June 30, 1998.

                 SALTON SEA FUNDING CORPORATION

                           Form 10-Q

                         June 30, 1998
                         _____________

                        C O N T E N T S


                 PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements                              Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                               4

Balance Sheets, June 30, 1998
 and December 31, 1997                                        5

Statements of Operations for the Three and
 Six Months Ended June 30, 1998 and 1997                      6

Statements of Cash Flows for the
 Six Months Ended June 30, 1998 and 1997                      7

Notes to Financial Statements                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                               9

Combined Balance Sheets, June 30, 1998
 and December 31, 1997                                       10

Combined Statements of Operations for the Three
 and Six Months Ended June 30, 1998 and 1997                 11

Combined Statements of Cash Flows for the
 Six Months Ended June 30, 1998 and 1997                     12

Notes to Combined Financial Statements                       13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                              14

Combined Balance Sheets, June 30, 1998
 and December 31, 1997                                       15

Combined Statements of Operations for the Three
 and Six Months Ended June 30, 1998 and 1997                 16

Combined Statements of Cash Flows for the
 Six Months Ended June 30, 1998 and 1997                     17

Notes to Combined Financial Statements                       18

SALTON SEA ROYALTY COMPANY

Independent Accountants' Report                              19

Balance Sheets, June 30, 1998
 and December 31, 1997                                       20

Statements of Operations for the Three and
 Six Months Ended June 30, 1998 and 1997                     21

Statements of Cash Flows for the
 Six Months Ended June 30, 1998 and 1997                     22

Notes to Financial Statements                                23

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       24


                  PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                   32
Item 2.  Changes in Securities                               32
Item 3.  Defaults on Senior Securities                       32
Item 4.  Submission of Matters to a Vote of
         Security Holders                                    32
Item 5.  Other Information                                   32
Item 6.  Exhibits and Reports on Form 8-K                    32

Signatures                                                   33

Exhibit Index                                                34

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of June 30, 1998, and the related statements of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Salton Sea Funding Corporation as of December 31, 1997, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 23, 1998

                SALTON SEA FUNDING CORPORATION

                        BALANCE SHEETS
       (Dollars in Thousands, Except per Share Amounts)



                                       June 30,     December 31,
                                         1998           1997
                                     ___________      __________
                                     (unaudited)
ASSETS
Cash                                    $  5,984      $  15,568
Prepaid expenses and other assets          2,527          2,823
Secured project notes from Guarantors    395,285        448,754
Investment in 1% of net assets of
  Guarantors                               7,541          7,144
                                      __________     __________
                                       $ 411,337      $ 474,289
                                      ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                    $   2,407      $   2,782
Due to affiliates                          2,691         12,598
Senior secured notes and bonds           395,285        448,754
                                      __________     __________
  Total liabilities                      400,383        464,134

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares          ---            ---
Additional paid-in capital                 5,366          5,366
Retained earnings                          5,588          4,789
                                      __________     __________
  Total stockholder's equity              10,954         10,155
                                      __________     __________
                                       $ 411,337      $ 474,289
                                      ==========     ==========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)


                                Three Months Ended   Six Months Ended
                                      June 30            June 30
                                   1998      1997      1998      1997
Revenues:

Interest income                  $ 8,719 $  10,342  $ 17,709 $  20,747
Equity in earnings of Guarantors     236       198       397       341
                               _________  ________  ________  ________
Total revenues                     8,955    10,540    18,106    21,088
                               _________  ________  ________  ________

Expenses:

General and administrative
  expenses                          235       219        473       459
Interest expense                  8,020     9,717     16,279    19,491
                               _________  ________  ________  ________
Total expenses                    8,255     9,936     16,752    19,950
                               _________  ________  ________  ________
Income before income taxes          700       604      1,354     1,138
Provision for income taxes          286       248        555       467
                              _________  _________  ________  ________
Net income                     $    414 $     356   $    799  $    671
                              =========  =========  ========  ========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                             1998        1997

Cash flows from operating activities:
  Net income                                              $    799   $     671
  Adjustments to reconcile net income to net
     cash flow from operating activities:
  Equity in earnings of guarantors                            (397)       (341)
  Changes in assets and liabilities:
     Prepaid expenses and other assets                         296         410
     Accrued liabilities                                      (375)       (286)
                                                        __________    _________
  Net cash flows from operating activities                     323         454
                                                        __________    _________
Cash flows from investing activities:
  Decrease in restricted cash                                  ---       7,773
  Principal repayments of secured project notes
  from Guarantors                                           53,469      45,114
                                                        __________    _________
  Net cash flows from investing activities                  53,469      52,887
                                                        __________    _________
Cash flows from financing activities:
  Decrease in due to affiliates                             (9,907)    (21,445)
  Repayment of senior secured notes and bonds              (53,469)    (45,114)
                                                        __________    _________
  Net cash flows from financing activities                 (63,376)    (66,559)
                                                        __________    _________
Net change in cash                                          (9,584)    (13,218)
Cash at the beginning of period                             15,568      13,218
                                                        __________    _________
Cash at the end of period                                $   5,984  $      ---
                                                        ==========    =========
Supplemental disclosures:
  Interest paid                                          $  16,570  $   19,777
                                                        ==========   ==========
Non-cash investing activities:
  Adjustments resulting from capital transactions
     of Guarantors                                      $     ---   $      (28)
                                                        ==========    =========

The accompanying notes are an integral part of these financial  statements.

                 SALTON SEA FUNDING CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                     _____________________


1. General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30,
1998 and 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The  unaudited financial statements should be read in conjunction
with   the   financial  statements  included   in   the   Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1997.

The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

2. Accounting Pronouncement:

In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs of start-up activities and organization costs be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Funding Corporation has not yet determined the impact of this accounting pronouncement, however, any impact will not affect cash flows.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of June 30, 1998, and the related combined statements of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 23, 1998

                     SALTON SEA GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                              June 30,    December 31,
                                                1998          1997
                                             __________      _________
                                            (unaudited)
ASSETS
Accounts receivable                          $  19,612     $  15,823
Prepaid expenses and other assets               11,146        13,043
Property, plant, contracts and equipment, net  474,823       478,001
Excess of cost over fair value of net assets
   acquired, net                                48,834        49,486
                                             _________     _________
                                             $ 554,415     $ 556,353
                                              ========      ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                            $     280     $     390
Accrued liabilities                             6,784         7,826
Due to affiliates                              48,695        47,741
Senior secured project note                   246,483       266,208
                                            _________     _________
  Total liabilities                           302,242       322,165

Total Guarantors' equity                      252,173       234,188
                                            _________     _________
                                            $ 554,415     $ 556,353
                                            =========     =========

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)




                                    Three Months Ended        Six Months Ended
                                         June 30                    June 30
                                  _____________________    _____________________
                                    1998        1997         1998         1997
                                  ________    ________     ________     ________
Revenues:

Sales of electricity             $ 27,612     $ 25,169     $ 47,797   $ 48,423
Interest and other income               7          152           22        161
                                  _______      _______      _______    _______
  Total revenues                   27,619       25,321       47,819     48,584
                                  _______      _______      _______    _______
Expenses:

Operating, general and
  administration                    7,800        6,844      14,547      14,005
Depreciation and amortization       3,726        3,647       7,440       7,289
Interest expense                    5,199        5,833      10,459      11,697
Less capitalized interest          (1,280)      (1,219)     (2,612)     (2,444)
                                  _______      _______     _______     _______
  Total expenses                   15,445       15,105      29,834      30,547
                                  _______      _______     _______     _______
Net income                       $ 12,174     $ 10,216    $ 17,985    $ 18,037
                                  =======      =======     =======     =======

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                                             Six Months Ended
                                                                  June 30,
                                                           ____________________
                                                             1998       1997
                                                          _________  _________
Cash flows from operating activities:
Net income                                               $  17,985    $ 18,037
Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization                             7,440       7,289
   Changes in assets and liabilities:
    Accounts receivable                                     (3,789)     (2,344)
    Prepaid expenses and other assets                        1,897       2,465
    Accounts payable and accrued
     liabilities                                            (1,152)     (2,655)
                                                          _________   _________
Net cash flows from operating activities                    22,381      22,792
                                                          _________   _________
Cash flows from investing activities:
Capital expenditures                                        (3,610)     (3,420)
                                                          _________   _________
Cash flows from financing activities:
 Increase (decrease) in due to affiliates                      954      (2,556)
 Repayments of senior secured project note                 (19,725)    (16,816)
                                                          _________   __________
Net cash flows from financing activities                   (18,771)    (19,372)
                                                          _________   _________
Net change in cash                                             ---         ---
Cash at beginning of period                                    ---         ---
                                                          _________   _________
Cash at end of period                                    $     ---   $     ---
                                                          =========  =========
The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Salton Sea Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1997.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

2. Accounting Pronouncement:

In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs of start-up activities and organization costs be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Guarantors have not yet determined the impact of this accounting pronouncement, however, any impact will not affect cash flows.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of June 30, 1998, and the related combined statements of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Partnership Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 23, 1998

                     PARTNERSHIP GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                      June  30,      December 31,
                                        1998             1997
                                     (unaudited)
ASSETS
Accounts receivable                    $  33,761      $  23,481
Prepaid expenses and other assets         16,318         13,121
Due from affiliates                      107,508        124,311
Property, plant, contracts
  and equipment, net                     369,260        370,666
Management fee from affiliates            70,254         70,082
Excess of cost over fair value of
  net assets acquired, net               133,340        135,122
                                       _________      _________
                                       $ 730,441      $ 736,783
                                       =========      =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                       $   2,401      $   1,338
Accrued liabilities                       20,874         23,285
Senior secured project notes             117,729        143,610
Deferred income taxes                    115,009        106,851
                                       _________      _________
Total liabilities                        256,013        275,084

Guarantors' equity:
Common stock                                   3              3
Additional paid-in capital               387,663        387,663
Retained earnings                         86,762         74,033
                                       _________      _________
Total Guarantors' equity                 474,428        461,699
                                       _________      _________
                                       $ 730,441      $ 736,783
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                        Three Months Ended    Six Months Ended
                              June 30              June 30
                          1998       1997      1998      1997
                        _________ _________ _________ _________
Revenues:

Sales of electricity     $ 39,574  $ 38,165 $  73,671  $ 72,911
Interest and other income   1,298     1,022     2,032    1,567
                        _________ _________ _________ _________
Total revenues             40,872    39,187    75,703   74,478
                        _________ _________ _________ _________
Expenses:

Operating, general and
   administration          15,694    15,366    29,784    31,648
Depreciation and
   amortization            14,011     9,686    24,166    19,330
Interest expense            2,456     3,548     5,753     7,199
Less capitalized interest  (2,425)   (2,302)   (4,887)   (4,548)
                        _________ _________ _________ _________

Total expenses             29,736    26,298    54,816    53,629
                        _________ _________ _________ _________

Income before income taxes 11,136    12,889    20,887    20,849
Provision for income taxes  4,357     5,006     8,158     8,109
                        _________ _________ _________ _________

Net income               $  6,779  $  7,883  $ 12,729  $ 12,740
                        ========= ========= ========= =========

The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                               Six Months Ended
                                                    June 30,
                                                1998      1997
                                              __________________
Cash flows from operating activities:
Net income                                  $  12,729 $  12,740
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Depreciation and amortization               24,166    19,330
   Deferred income taxes                        8,158     8,109
   Changes in assets and liabilities:
     Accounts receivable                      (10,280)   (5,242)
     Prepaid expenses and other assets         (3,197)    2,818
     Accounts payable and accrued
      liabilities                              (1,348)     (985)
                                            _________ _________
Net cash flows from operating activities       30,228    36,770
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                          (19,671)  (19,383)
Management fee                                 (1,479)   (1,490)
                                            _________ _________
Net cash flows from investing activities      (21,150)  (20,873)
                                            _________ _________
Cash flows from financing activities:
Repayments of senior secured project notes    (25,881)  (19,297)
Decrease in due from affiliates                16,803     6,193
Distributions to parent                             -    (2,793)
                                            _________ _________
Net cash flows from financing activities       (9,078)  (15,897)
                                            _________ _________
Net change in cash                                  -         -
Cash at beginning of period                         -         -
                                            _________ _________
Cash at end of period                       $       - $       -
                                            ========= =========

The accompanying notes are an integral part of these financial  statements.

                     PARTNERSHIP GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Salton Sea Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1997.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

2.  Contingencies.

On February 26, 1998, Del Ranch and Elmore initiated an action against Edison in Imperial County Superior Court for payment for energy delivered to Edison pursuant to long term power sale agreements at the escalated rate of 14.6 cents for 1998. For the Elmore and Del Ranch partnerships, Edison has asserted that prices should not be escalated for 1998 and is currently making payments for energy deliveries at 13.6 cents per kWh. That action is in the early discovery stages and the Del Ranch and Elmore partnerships intend to vigorously prosecute all available claims.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of June 30, 1998, and the related statements of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Salton Sea Royalty Company's management.

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



DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 23, 1998

                   SALTON SEA ROYALTY COMPANY

                         BALANCE SHEETS
        (Dollars in Thousands, Except per Share Amounts)



                                        June 30,    December 31,
                                          1998          1997
                                      ___________    ___________
                                      (unaudited)
ASSETS
Due from affiliates                     $  36,390     $  19,114
Royalty stream, net                        27,375        31,818
Excess of cost over fair value of net assets
  acquired, net                            33,642        34,096
Prepaid expenses and other assets             747           981
                                       __________    __________
                                        $  98,154     $  86,009
                                       ==========    ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                     $  34,108     $  21,306
Senior secured project note                31,071        38,934
Deferred income taxes                       5,513         7,268
                                       __________    __________
  Total liabilities                        70,692        67,508

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding      -             -
Additional paid-in capital                  1,561         1,561
Retained earnings                          25,901        16,940
                                       __________    __________
Total equity                               27,462        18,501
                                       __________    __________
                                        $  98,154     $  86,009
                                       ==========    ==========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                                     Three Months Ended       Six Months Ended
                                           June 30                 June 30
                                    _____________________ ____________________
                                      1998        1997        1998         1997
                                    _______      _______    ________    ________
Revenues:
Royalty income                    $  12,642     $ 7,922   $  24,680   $ 15,783

Expenses:
Operating, general and
  administrative expenses             2,032       1,955       3,891      3,832
Amortization of royalty stream
   and goodwill                       2,448       2,448       4,897      4,897
Interest expense                        739       1,094       1,515      2,226
                                   ________      ______    ________    _______
Total expenses                        5,219       5,497      10,303     10,955
                                   ________      ______    ________    _______

Income before income taxes            7,423       2,425      14,377      4,828
Provision for income taxes            2,791         748       5,416      1,485
                                   ________      ______    ________    _______

Net income                          $ 4,632     $ 1,677     $ 8,961    $ 3,343
                                   ========     =======    ========    =======

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)
                          (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                         _____________________
                                                           1998         1997
                                                         _________    ________
Cash flows from operating activities:
Net income                                               $  8,961     $  3,343
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Amortization of royalty stream and goodwill              4,897        4,897
   Deferred income taxes                                   (1,755)      (1,755)
   Changes in assets and liabilities:
   Prepaid expenses and other assets                          234          354
   Accrued liabilities                                     12,802        2,776
Net cash flows from operating activities                   25,139        9,615

Net cash flows from financing activities:
Increase in due from affiliates                           (17,276)        (614)
Repayment of senior secured project note                   (7,863)      (9,001)
                                                         _________    _________
Net cash flows from financing activities                  (25,139)      (9,615)

Net change in cash                                              -            -
Cash at beginning of period                                     -            -
                                                        _________     _________
Cash at end of period                                   $       -     $      -
                                                        =========     =========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

1. General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

The Vulcan, Leathers, Del Ranch and Elmore partnerships (collectively, the "Partnership Projects") sell all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payments are significantly higher in the months of June through September. Energy is sold at increasing scheduled rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Hoch (Del Ranch), Elmore and Leathers Partnerships, respectively.

Excluding Vulcan, which is receiving Edison's Avoided Cost of Energy, the Companys SO4 Agreements provide for energy rates ranging from 14.6 cents per kWh in 1997 to 15.6 cents per kWh in 1999. Edison has been paying Del Ranch and Elmore for energy at a rate of 13.6 cents per kWh for 1998 and those partnerships have filed a complaint against Edison seeking payment at 14.6 cents per kWh.

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the
"Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated

               THE SALTON SEA FUNDING CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during the six months ended June 30, 1998. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

For the six months ended June 30, 1998, Edison's average Avoided Cost of Energy was 3.0 cents per kWh which is substantially below the contract energy prices earned for the six months ended June 30, 1998. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (in    thousands,   except   per    kwh    data)
               _________________________________

Results of Operations:  (continued)

under such Agreements could decline significantly after the expiration of the respective scheduled payment periods.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Salton Sea Units I, II, III and IV:

                            Three Months Ended      Six Months Ended
                                  June 30,               June 30,
                           _________________________________________
                              1998       1997      1998     1997
                           ________  _________ __________ ________
Overall capacity factor       98.9%      89.4%     90.2%    94.1%
Capacity (NMW) (average)      119.4      119.4     119.4    119.4
kWh produced (in thousands) 258,000    233,100   467,900  487,900

The overall capacity factor for the Salton Sea Projects increased for the three months ended June 30, 1998 compared to the same period in 1997 due to the scheduled overhauls in May 1997. The overall capacity factor for the Salton Sea Projects decreased for the six months ended June 30, 1998 compared to the same period in 1997 due to longer downtime during the 1998 overhauls.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                          Three Months Ended     Six Months Ended
                                June 30,             June 30,
                          _________________________________________
                             1998       1997      1998     1997
                          ________  _________ __________________
Overall capacity factor       93.5%      98.2%     95.9%   100.0%
Capacity NMW (average)          148        148       148      148
kWh produced (in thousands) 302,100    317,400   616,600  642,700

The overall capacity factor decreased for the three and six months ended June 30, 1998 compared to the same periods in 1997 due to turbine overhauls at Elmore and Leathers and well workovers at Elmore partially offset by 1997 overhauls at Vulcan and Del Ranch.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

Revenues:

The Salton Sea Funding Corporation's revenues decreased to $8,955 for the three months ended June 30, 1998 from $10,540 for the same period in 1997, a 15.0% decrease. For the six months ended June 30, 1998, revenues decreased to $18,106 from $21,088 in 1997, a 14.1% decrease. These decreases are due to lower interest income due to lower cash balances which resulted from additional capital expenditures and debt repayment.

The Salton Sea Guarantors' sales of electricity increased to $27,612 for the three months ended June 30, 1998 from $25,169 for the same period of 1997, a 9.7% increase. The increase was primarily due to increased electric production. For the six month period ended June 30, 1998, sales of electricity decreased to $47,797 from $48,423 in 1997, a 1.3% decrease.

The Partnership Guarantors' sales of electricity increased to $39,574 for the three months ended June 30, 1998 from $38,165 for the same period in 1997, a 3.7% increase. For the six month period ended June 30, 1998, sales of electricity increased to $73,671 from $72,911 in 1997, a 1.0% increase. These increases were primarily due to a scheduled price increase at Leathers, Elmore and Del Ranch offset partially by turbine overhauls at Elmore and Leathers.

The Royalty Guarantor revenue increased to $12,642 for the three months ended June 30, 1998 from $7,922 for the same period last year, a 59.6% increase. For the six month period ended June 30, 1998, revenue increased to $24,680 from $15,783 in 1997, a 56.4%
increase. These increases were due primarily to an increase in East Mesa royalty income related to a royalty settlement agreement.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $7,800, for the three months ended June 30, 1998 from $6,844 for the same period in 1997, a 14.0% increase. This increase is primarily due to higher maintenance expense and higher royalty expense from increased revenue. For the six month period ended June 30, 1998, operating expenses increased to $14,547 from $14,005 in 1997.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $15,694 for the three months ended June 30, 1998 from $15,366 for the same period in 1997. For the six month period ended June 30, 1998, operating expenses decreased to $29,784 from $31,648 in 1997, a 5.9% decrease. The decrease in the second quarter was due to a reduction in operating and maintenance costs.

The Royalty Guarantors' operating expenses increased to $2,032 for the three months ended June 30, 1998 from $1,955 for the same period in 1997, a 3.9% increase. For the six month period ended June 30, 1998, operating expenses increased to $3,891 from $3,832 in 1997, a 1.5% increase. These increases were due to a scheduled increase in third party lessor royalties related to the increase in the Partnership Projects' sales of electricity.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $3,726 for the three months ended June 30, 1998 from $3,647 for the same period of 1997, a 2.2% increase. For the six month period ended June 30, 1998, depreciation and amortization increased to $7,440 from $7,289 in 1997.

The Partnership Guarantors' depreciation and amortization increased to $14,011 for the three months ended June 30, 1998 from $9,686 for the same period in 1997, a 44.7% increase. For the six month period ended June 30, 1998, depreciation and amortization increased to $24,166 from $19,330 in 1997, a 25.0% increase. These increases were due primarily to an increase in the step up depreciation.

The Royalty Guarantors' amortization was $2,448 for the three months ended June 30, 1998 compared to $2,448 for the same period of 1997. For the six month period ended June 30, 1998, depreciation and amortization was $4,897 compared to $4,897 in 1997.

Interest Expense:

The Salton Sea Funding Corporation's interest expense decreased to $8,020 for the three months ended June 30, 1998 from $9,717 for the same period in 1997, a 17.5% decrease. For the six month period ended June 30, 1998, interest expense decreased to $16,279 from $19,491 in 1997, a 16.5% decrease. These decreases were due to reduced indebtedness.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $3,919 for the three months ended June 30, 1998 from $4,614 for the same period in 1997, a 15.1% decrease. For the six month period ended June 30, 1998, interest expense, net of capitalized amounts, decreased to $7,847 from $9,253 in 1997, a 15.2% decrease. These decreases were due primarily to reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $30 for the three months ended June 30, 1998 from $1,246 for the same period in 1997. For the six month period ended June 30, 1998, interest expense, net of capitalized amounts, decreased to $866 from $2,651 in 1997. These decreases were a result of reduced indebtedness.

The  Royalty Guarantors' interest expense decreased to  $739  for the three months ended June 30, 1998 from $1,094 from the same period in 1997. For the six month period ended June 30, 1998, interest expense decreased to $1,515 from $2,226 in 1997. These decreases were a result of reduced indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision decreased to $4,357 for the three months ended June 30, 1998 from $5,006 for the same period in 1997, a 13.0% decrease. The decrease was primarily due to the increased step up depreciation. For the six month period ended June 30, 1998, the provision for income taxes increased marginally to $8,158 from $8,109 in 1997. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $2,791 for the three months ended June 30, 1998 compared to $748 for the same period in 1997. For the six month period ended June 30, 1998, the income tax provision was $5,416 compared to $1,485 for the same period in 1997. The increases are a result of higher pre-tax income. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

Net Income:

The Salton Sea Funding Corporation's net income for the three months ended June 30, 1998 was $414 compared to $356 for the same period in 1997. For the six month period ended June 30, 1998 net income increased to $799 compared to $671 in 1997.

The Salton Sea Guarantors' net income increased to $12,174 for the three months ended June 30, 1998 compared to $10,216 for the same period of 1997. For the six month period ended June 30, 1998, net income decreased to $17,985 compared to $18,037 in 1997.

The Partnership Guarantors' net income decreased to $6,779 for the three months ended June 30, 1998 compared to $7,883 for the same period of 1997. For the six month period ended June 30, 1998, net income decreased to $12,729 compared to $12,740 in 1997.

The Royalty Guarantors' net income increased to $4,632 for the three months ended June 30, 1998 compared to $1,677 for the same period of 1997. For the six month period ended June 30, 1998, net increased to $8,961 compared to $3,343 in 1997.

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

The Funding Corporation and Guarantors have commenced, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. The "Year 2000 Computer Problem" creates risk for the Funding Corporation and the Guarantors from unforeseen problems in its own computer systems and from third parties with whom the Funding Corporation and the Guarantors deals on financial transactions worldwide. Such failures of the Funding Corporation's or Guarantors' and/or third parties' computer systems could have a material impact on the Funding Corporation's or Guarantors' ability to conduct its business, and especially to process and account for the transfer of funds electronically. Management believes that it will substantially complete the year 2000 implementation before January 1, 2000 and that the related costs and potential effect should not have a material financial impact on the Funding Corporation and the Guarantors.

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


                              SALTON SEA FUNDING CORPORATION


Date:  August 13, 1998        /s/  Craig M. Hammett

                                 Craig M. Hammett
                                 Senior Vice President and
                                 Chief Financial Officer

                              /s/  Patrick J. Goodman

                                 Patrick J. Goodman
                                 Vice President, Chief Accounting
                                 Officer and Controller

                          EXHIBIT INDEX

Exhibit                                                    Page
  No.                                                       No.

  27     Financial Data Schedule                            35