Form 10-Q
period 1998-09-30
SALTON SEA FUNDING CORP
filed 1998-11-13
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1998
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
(Exact name of Registrants    (State or other  (I.R.S. Employer
as specified in their charters)jurisdiction of  Identification No.)
                         incorporation or organization)

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

     Yes    X                     No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on September 30, 1998.

                 SALTON SEA FUNDING CORPORATION

                           Form 10-Q

                       September 30, 1998
                         _____________

                        C O N T E N T S


                 PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements                                            Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                             4

Balance Sheets, September 30, 1998
 and December 31, 1997                                                      5

Statements of Operations for the Three and
 Nine Months Ended September 30, 1998 and 1997                              6

Statements of Cash Flows for the
 Nine Months Ended September 30, 1998 and 1997                              7

Notes to Financial Statements                                               8

SALTON SEA GUARANTORS

Independent Accountants' Report                                             9

Combined Balance Sheets, September 30, 1998
 and December 31, 1997                                                      10

Combined Statements of Operations for the Three
 and Nine Months Ended September 30, 1998 and 1997                          11

Combined Statements of Cash Flows for the
 Nine Months Ended September 30, 1998 and 1997                              12

Notes to Combined Financial Statements                                      13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                             14

Combined Balance Sheets, September 30, 1998
 and December 31, 1997                                                      15

Combined Statements of Operations for the Three
 and Nine Months Ended September 30, 1998 and 1997                          16

Combined Statements of Cash Flows for the
 Nine Months Ended September 30, 1998 and 1997                              17

Notes to Combined Financial Statements                                      18

SALTON SEA ROYALTY COMPANY

Independent Accountants' Report                                             19

Balance Sheets, September 30, 1998
 and December 31, 1997                                                      20

Statements of Operations for the Three and
 Nine Months Ended September 30, 1998 and 1997                              21

Statements of Cash Flows for the
 Nine Months Ended September 30, 1998 and 1997                              22

Notes to Financial Statements                                               23

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      24


                  PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  35
Item 2.  Changes in Securities                                              35
Item 3.  Defaults on Senior Securities                                      35
Item 4.  Submission of Matters to a Vote of
         Security Holders                                                   35
Item 5.  Other Information                                                  35
Item 6.  Exhibits and Reports on Form 8-K                                   35

Signatures                                                                  36

Exhibit Index                                                               37

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of September 30, 1998, and the related statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 12, 1998

                SALTON SEA FUNDING CORPORATION

                        BALANCE SHEETS
       (Dollars in Thousands, Except per Share Amounts)



                                    September 30,   December 31,
                                         1998           1997
                                     ___________      __________
                                     (unaudited)
ASSETS
Cash                                   $  64,502      $  15,568
Prepaid expenses and other assets         10,232          2,823
Secured project notes from Guarantors    395,285        448,754
Investment in 1% of net assets of
  Guarantors                               7,924          7,144
                                      __________     __________
                                       $ 477,943      $ 474,289
                                      ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                    $   9,964      $   2,782
Due to affiliates                         61,365         12,598
Senior secured notes and bonds           395,285        448,754
                                      __________     __________
  Total liabilities                      466,614        464,134

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares          ---            ---
Additional paid-in capital                 5,366          5,366
Retained earnings                          5,963          4,789
                                      __________     __________
  Total stockholder's equity              11,329         10,155
                                      __________     __________
                                       $ 477,943      $ 474,289
                                      ==========     ==========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)


                          Three Months Ended  Nine Months Ended
                             September 30        September 30
                          1998        1997      1998     1997
Revenues:

Interest income           $ 8,663  $  9,567  $ 26,372 $  30,314
Equity in earnings
 of Guarantors                383       340       780       681
                        _________  ________  ________  ________
Total revenues              9,046     9,907    27,152    30,995
                        _________  ________  ________  ________

Expenses:

General and administrative
 expenses                     336       233       809       692
Interest expense            8,074     9,047    24,353    28,538
                        _________  ________  ________  ________
Total expenses              8,410     9,280    25,162    29,230
                        _________  ________  ________  ________
Income before income taxes    636       627     1,990     1,765
Provision for income taxes    261       257       816       724
                        _________  ________  ________  ________
Net income               $    375 $     370  $  1,174  $  1,041
                        ========= =========  ======== =========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)

                                            Nine Months Ended
                                              September 30,
                                               1998      1997

Cash flows from operating activities:
  Net income                              $   1,174  $  1,041
  Adjustments to reconcile net income to net
     cash flow from operating activities:
  Equity in earnings of guarantors             (780)     (681)
  Changes in assets and liabilities:
     Prepaid expenses and other assets       (7,409)   (8,938)
     Accrued liabilities                      7,182     8,729
                                          __________ _________
Net cash flows from operating activities        167       151
                                          __________ _________
Cash flows from investing activities:
  Decrease in restricted cash                    ---   14,044
  Principal repayments of secured project notes
  from Guarantors                             53,469    45,114
                                          __________ _________
  Net cash flows from investing activities    53,469   59,158
                                          __________ _________
Cash flows from financing activities:
  Increase in due to affiliates               48,767   36,176
  Repayment of senior secured notes and bonds(53,469) (45,114)
                                          __________ _________
  Net cash flows from financing activities   (4,702)   (8,938)
                                          __________ _________
Net change in cash                            48,934   50,371
Cash at the beginning of period               15,568   13,218
                                          __________ _________
Cash at the end of period                 $   64,502 $ 63,589
                                          ========== =========
Supplemental disclosures:
  Interest paid                          $    16,570 $ 19,777
                                          ========== =========

The accompanying notes are an integral part of these financial  statements.

                 SALTON SEA FUNDING CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                     _____________________


1. General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

3. Subsequent Event:

On October 13, 1998 the Funding Corporation completed a sale to institutional investors of $285,000 aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. The proceeds from the offering will be used to partially fund construction of two new geothermal projects at the Salton Sea, the costs of construction of the Zinc Recovery Project and other capital improvements at existing Salton Sea projects.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of September 30, 1998, and the related combined statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 12, 1998

                     SALTON SEA GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)

                                    September 30,   December 31,
                                         1998          1997
                                      __________      _________
                                     (unaudited)
ASSETS
Accounts receivable                    $  22,756     $  15,823
Prepaid expenses and other assets         11,701        13,043
Property, plant, contracts and
 equipment, net                          473,037       478,001
Excess of cost over fair value of
 net assets acquired, net                 48,508        49,486
                                       _________      _________
                                       $ 556,002     $ 556,353
                                        ========       ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                    $     1,610     $     390
Accrued liabilities                      12,019         7,826
Due to affiliates                        24,537        47,741
Senior secured project note             246,483       266,208
                                       _________      _________
  Total liabilities                     284,649       322,165

Total Guarantors' equity                271,353       234,188
                                       _________      _________
                                      $ 556,002     $ 556,353
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)




                          Three Months Ended  Nine Months Ended
                             September 30       September 30
                        _____________________   _____________________
                           1998      1997      1998      1997
                         ________  ________  ________  ________
Revenues:

Sales of electricity     $ 34,359  $ 33,884  $ 82,156 $ 82,307
Interest and other income       8         7        30      168
                          _______   _______   _______   _______
  Total revenues           34,367    33,891    82,186   82,475
                          _______   _______   _______   _______
Expenses:

Operating, general and
   administration           7,963     8,218    22,510   21,328
Depreciation and
 amortization               3,724     4,149    11,164   12,333
Interest expense            5,013     5,701    15,472   17,398
Less capitalized interest  (1,513)   (1,173)   (4,125)  (3,617)
                          _______   _______   _______   _______
  Total expenses           15,187    16,895    45,021   47,442
                          _______   _______   _______   _______
Net income               $ 19,180  $ 16,996  $ 37,165 $ 35,033
                          =======   =======   =======   =======

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                            Nine Months Ended
                                               September 30,
                                           ____________________
                                                1998    1997
                                            _________ _________
Cash flows from operating activities:
Net income                                  $  37,165 $ 35,033
Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization               11,164   12,333
   Changes in assets and liabilities:
    Accounts receivable                        (6,933)  (6,809)
    Prepaid expenses and other assets           1,342    1,317
    Accounts payable and accrued
     liabilities                                5,413    3,188
                                            _________ _________
Net cash flows from operating activities       48,151   45,062
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                          (5,222)   (5,784)
                                            _________ _________
Cash flows from financing activities:
 Decrease in due to affiliates               (23,204)  (22,462)
 Repayments of senior secured project note   (19,725)  (16,816)
                                            ___________________
Net cash flows from financing activities     (42,929)  (39,278)
                                            _________ _________
Net change in cash                                ---      ---
Cash at beginning of period                       ---      ---
                                            _________ _________
Cash at end of period                       $     --- $     ---
                                            ========= =========
The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of September 30, 1998, and the related combined statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Partnership Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 12, 1998

                     PARTNERSHIP GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)

                                    September 30,     December 31,
                                         1998            1997
                                     (unaudited)
ASSETS
Accounts receivable                    $  42,432      $  23,481
Prepaid expenses and other assets         17,858         13,121
Due from affiliates                      122,464        124,311
Property, plant, contracts
 and equipment, net                      371,143        370,666
Management fee from affiliates            71,364         70,082
Excess of cost over fair value of
 net assets acquired, net                132,449        135,122
                                       _________      _________
                                       $ 757,710      $ 736,783
                                       =========      =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                       $   2,606      $   1,338
Accrued liabilities                       24,396         23,285
Senior secured project notes             117,729        143,610
Deferred income taxes                    124,131        106,851
                                       _________      _________
Total liabilities                        268,862        275,084

Guarantors' equity:
Common stock                                   3              3
Additional paid-in capital               387,663        387,663
Retained earnings                        101,182         74,033
                                       _________      _________
Total Guarantors' equity                 488,848        461,699
                                       _________      _________
                                       $ 757,710      $ 736,783
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                         Three Months Ended   Nine Months Ended
                           September 30         September 30
                          1998        1997    1998       1997
                        _________ _________ _________ _________
Revenues:

Sales of electricity     $ 51,060  $ 49,547$  124,731 $ 122,458
Interest and other income   1,743     1,896     3,775     3,463
                        _________ _________ _________ _________
Total  revenues            52,803    51,443   128,506   125,921
                        _________ _________ _________ _________
Expenses:

Operating, general and
   administration          16,937    16,471    46,721    48,119
Depreciation and
 amortization              12,146     9,657    36,312    28,987
Interest expense            2,435     3,332     8,188    10,531
Less capitalized interest  (2,257)   (2,360)   (7,144)   (6,908)
                        _________ _________ _________ _________

Total expenses             29,261    27,100    84,077    80,729
                        _________ _________ _________ _________

Income before income taxes 23,542    24,343    44,429    45,192
Provision for income taxes  9,122     9,424    17,280    17,533
                        _________ _________ _________ _________

Net income              $  14,420 $  14,919  $ 27,149  $ 27,659
                        ========= ========= ========= =========

The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                             Nine Months Ended
                                                September 30,
                                               1998       1997
                                            _________ _________
Cash flows from operating activities:
Net income                                  $  27,149 $  27,659
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Depreciation and amortization               36,312    28,987
   Deferred income taxes                       17,280    17,533
   Changes in assets and liabilities:
      Accounts receivable                     (18,951)  (10,127)
     Prepaid expenses and other assets         (4,737)    2,824
     Accounts payable and accrued
      liabilities                               2,378     2,543
                                            _________ _________
Net cash flows from operating activities       59,431    69,419
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                          (32,156)  (25,556)
Management fee                                 (3,242)   (3,348)
                                            _________ _________
Net cash flows from investing activities      (35,398)  (28,904)
                                            _________ _________
Cash flows from financing activities:
Repayments of senior secured project notes    (25,881)  (19,297)
Decrease (increase) in due from affiliates      1,848   (21,218)
                                            _________ _________
Net cash flows from financing activities      (24,033)  (40,515)
                                            _________ _________
Net change in cash                                  -         -
Cash at beginning of period                         -         -
                                            _________ _________
Cash at end of period                       $       - $       -
                                            ========= =========

The accompanying notes are an integral part of these financial  statements.

                     PARTNERSHIP GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Salton Sea Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1997.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

2. Contingencies:

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

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of September 30, 1998, and the related statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Salton Sea Royalty Company's management.

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



DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 12, 1998

                   SALTON SEA ROYALTY COMPANY

                         BALANCE SHEETS
        (Dollars in Thousands, Except per Share Amounts)



                                    September 30,  December 31,
                                          1998         1997
                                     ___________   ___________
                                      (unaudited)
ASSETS
Due from affiliates                     $  49,872    $  19,114
Royalty stream, net                        25,153       31,818
Excess of cost over fair value of net assets
  acquired, net                            33,415       34,096
Prepaid expenses and other assets             630          981
                                       __________    __________
                                       $  109,070    $  86,009
                                       ==========    ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                     $  41,199    $  21,306
Senior secured project note                31,071       38,934
Deferred income taxes                       4,635        7,268
                                       __________    __________
  Total liabilities                        76,905       67,508

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding      -            -
Additional paid-in capital                  1,561        1,561
Retained earnings                          30,604       16,940
                                       __________    __________
Total equity                               32,165       18,501
                                       __________    __________
                                       $  109,070    $  86,009
                                       ==========    ==========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                         Three Months Ended   Nine Months Ended
                           September 30          September 30
                       _____________________ ____________________
                           1998       1997     1998       1997
                          _______   _______  ________  ________
Revenues:
Royalty income          $  12,846   $ 8,628 $  37,526  $ 24,411

Expenses:
Operating, general and
  administrative expenses   2,204     2,096     6,095     5,928
Amortization of royalty stream
   and goodwill             2,449     2,449     7,346     7,346
Interest expense              657     1,002     2,172     3,228
                        _______________________________________
Total expenses              5,310     5,547    15,613    16,502
                        _______________________________________

Income before income taxes  7,536     3,081    21,913     7,909
Provision for income taxes  2,833       981     8,249     2,466
                        _______________________________________

Net income                $ 4,703   $ 2,100  $ 13,664   $ 5,443
                        =======================================

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)
                          (Unaudited)


                                             Nine Months Ended
                                               September 30,
                                           _____________________
                                               1998      1997
                                            _________  ________
Cash flows from operating activities:
Net income                                  $  13,664  $  5,443
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Amortization of royalty stream and goodwill  7,346     7,346
   Deferred income taxes                       (2,633)   (1,755)
   Changes in assets and liabilities:
   Prepaid expenses and other assets              351       531
   Accrued liabilities                         19,893     4,582
Net cash flows from operating activities       38,621    16,147

Net cash flows from financing activities:
Increase in due from affiliates               (30,758)   (7,146)
Repayment of senior secured project note       (7,863)   (9,001)
                                            _________ _________
Net cash flows from financing activities      (38,621)  (16,147)

Net change in cash                                  -         -
Cash at beginning of period                         -         -
                                            _________ _________
Cash at end of period                       $       -  $      -
                                            ========= =========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

1. General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

The Vulcan, Leathers, Del Ranch and Elmore partnerships (collectively, the "Partnership Projects") sell all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects and, to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payments are significantly higher in the months of June through September. Energy is sold at increasing scheduled rates for the first ten years of each plants operations and thereafter at Edison's Avoided Cost of Energy.

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

Results of Operations:  (continued)

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents per kWh during the nine months ended September 30, 1998. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

For the nine months ended September 30, 1998, Edison's average Avoided Cost of Energy was 3.0 cents per kWh which is substantially below the contract energy prices earned for the nine months ended September 30, 1998. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

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

The   following   data  includes  the  aggregate   capacity   and
electricity production of Salton Sea Units I, II, III and IV:

                          Three Months Ended   Nine Months Ended
                            September 30,         September 30,
                          ______________________________________
                            1998       1997      1998     1997
                          ________  _________ __________________
Overall capacity factor      98.7%      95.7%     93.1%    94.6%
Capacity (NMW) (average)     119.4      119.4     119.4   119.4
kWh produced (in thousands)260,200    252,300   728,100 740,200

The overall capacity factor for the Salton Sea Projects increased for the three months ended September 30, 1998 compared to the same period in 1997 due to operating efficiencies resulting from equipment upgrades. The overall capacity factor for the Salton Sea Projects decreased for the nine months ended September 30, 1998 compared to the same period in 1997 due to longer downtime during the 1998 overhauls.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                         Three Months Ended   Nine Months Ended
                           September 30,         September 30,
                        _________________________________________
                            1998       1997      1998     1997
                          ________  _________ __________________
Overall capacity factor     105.5%     105.6%     99.2%   101.9%
Capacity NMW (average)         148        148       148      148
kWh produced (in thousands)344,900    345,000   961,500  987,700

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

Revenues:

The Salton Sea Funding Corporation's revenues decreased to $8,663 for the three months ended September 30, 1998 from $9,567 for the same period in 1997, a 9.4% decrease. For the nine months ended September 30, 1998, revenues decreased to $26,372 from $30,314 in 1997, a 13.0% decrease. These decreases are due to lower interest income due to lower cash balances which resulted from additional capital expenditures from the Salton Sea and Partnership Projects and debt repayment.

The Salton Sea Guarantors' sales of electricity increased to $34,359 for the three months ended September 30, 1998 from
$33,884 for the same period of 1997, a 1.4% increase. The increase was primarily due to increased electric production. For the nine month period ended September 30, 1998, sales of electricity decreased to $82,156 from $82,307 in 1997, a 0.2% decrease.

The Partnership Guarantors' sales of electricity increased to $51,060 for the three months ended September 30, 1998 from $49,547 for the same period in 1997, a 3.1% increase. For the nine month period ended September 30, 1998, sales of electricity increased to $124,731 from $122,458 in 1997, a 1.9% increase. These increases were primarily due to a scheduled price increase at Leathers, Elmore and Del Ranch offset partially by turbine overhauls at Elmore and Leathers.

The Royalty Guarantor revenue increased to $12,846 for the three months ended September 30, 1998 from $8,628 for the same period last year, a 48.9% increase. For the nine month period ended September 30, 1998, revenue increased to $37,526 from $24,411 in 1997, a 53.7% increase. These increases were due primarily to an increase in East Mesa royalty income related to a royalty settlement agreement.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $7,963, for the three months ended September 30, 1998 from $8,218 for the same period in 1997, a 3.1% decrease. For the nine month period ended September 30, 1998, operating expenses increased to $22,510 from $21,328 in 1997.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $16,937 for the three months ended September 30, 1998 from $16,471 for the same period in 1997. For the nine month period ended September 30, 1998, operating expenses decreased to $46,721 from $48,119 in 1997, a 2.9% decrease. The decrease in the nine months was due to a reduction in operating and maintenance costs.

The Royalty Guarantors' operating expenses increased to $2,204 for the three months ended September 30, 1998 from $2,096 for the same period in 1997, a 5.2% increase. For the nine month period ended September 30, 1998, operating expenses increased to $6,095 from $5,928 in 1997, a 2.8% increase. These increases were due to a scheduled increase in third party lessor royalties related to the increase in the Partnership Projects' sales of electricity.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization decreased to $3,724 for the three months ended September 30, 1998 from $4,149 for the same period of 1997, a 10.2% decrease. For the nine month period ended September 30, 1998, depreciation and amortization decreased to $11,164 from $12,333 in 1997.

The Partnership Guarantors' depreciation and amortization increased to $12,146 for the three months ended September 30, 1998 from $9,657 for the same period in 1997, a 25.8% increase. For the nine month period ended September 30, 1998, depreciation and amortization increased to $36,312 from $28,987 in 1997, a 25.3% increase. These increases were due primarily to an acceleration in the step up depreciation related to the acquisition of Magma.

The Royalty Guarantors' amortization was $2,449 for the three months ended September 30, 1998 compared to $2,449 for the same period of 1997. For the nine month period ended June 30, 1998, depreciation and amortization was $7,346 compared to $7,346 in 1997.

Interest Expense:

The Salton Sea Funding Corporation's interest expense decreased to $8,074 for the three months ended September 30, 1998 from $9,047 for the same period in 1997, a 10.8% decrease. For the nine month period ended September 30, 1998, interest expense decreased to $24,353 from $28,538 in 1997, a 14.7% decrease. These decreases were due to reduced indebtedness.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $3,500 for the three months ended September 30, 1998 from $4,528 for the same period in 1997, a 22.7% decrease. For the nine month period ended September 30, 1998, interest expense, net of capitalized amounts, decreased to $11,347 from $13,781 in 1997, a 17.7% decrease. These decreases were due primarily to reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $178 for the three months ended September 30, 1998 from $972 for the same period in 1997. For the nine month period ended September 30, 1998, interest expense, net of capitalized amounts, decreased to $1,044 from $3,623 in 1997. These decreases were a result of reduced indebtedness.

The Royalty Guarantors' interest expense decreased to $657 for the three months ended September 30, 1998 from $1,002 from the same period in 1997. For the nine month period ended September 30, 1998, interest expense decreased to $2,172 from $3,228 in 1997. These decreases were a result of reduced indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision decreased to $9,122 for the three months ended September 30, 1998 from $9,424 for the same period in 1997, a 3.2% decrease. The decrease was primarily due to lower pre-tax income. For the nine month period ended September 30, 1998, the provision for income taxes decreased marginally to $17,280 from $17,533 in 1997. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $2,833 for the three months ended September 30, 1998 compared to $981 for the same period in 1997. For the nine month period ended September 30, 1998, the income tax provision was $8,249 compared to $2,466 for the same period in 1997. The increases are a result of

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

higher pre-tax income. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income:

The Salton Sea Funding Corporation's net income for the three months ended September 30, 1998 was $375 compared to $370 for the same period in 1997. For the nine month period ended September 30, 1998 net income increased to $1,174 compared to $1,041 in 1997.

The Salton Sea Guarantors' net income increased to $19,180 for the three months ended September 30, 1998 compared to $16,996 for the same period of 1997. For the nine month period ended September 30, 1998, net income increased to $37,165 compared to $35,033 in 1997.

The Partnership Guarantors' net income decreased to $14,420 for the three months ended September 30, 1998 compared to $14,919 for the same period of 1997. For the nine month period ended September 30, 1998, net income decreased to $27,149 compared to $27,659 in 1997.

The Royalty Guarantors' net income increased to $4,703 for the three months ended September 30, 1998 compared to $2,100 for the same period of 1997. For the nine month period ended September 30, 1998, net increased to $13,664 compared to $5,443 in 1997.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Liquidity and Capital Resources:

The Funding Corporation and the Guarantors (the "Company") developed and own the rights to a proprietary process for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Salton Sea Extraction Project") as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project. The Company intends to sequentially develop manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. The Company is also investigating producing silica from the solids precipitated out of the geothermal power process. Silica is used as a filler for such products as paint, plastics and high temperature cement. If successfully developed, the mineral extraction process will provide an environmentally responsible and low cost minerals recovery methodology.

Minerals LLC, an indirect wholly-owned subsidiary of the Company is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine that has been extracted from the ground for use in the Imperial Valley Projects (the "Zinc Recovery Project"). The Zinc Recovery Project will utilize geothermal brine after the brine has been used by the Imperial Valley Projects but before the brine is re-injected into the ground. Four facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. The zinc produced by the Zinc Recovery Project is expected to be sold primarily to U.S. West Coast customers such as steel companies, alloyers and galvanizers.

The Zinc Recovery Project will be constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200,925.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Liquidity and Capital Resources (continued):

Power LLC, an indirect wholly owned subsidiary of the Company, proposes to expand the generating capacity of the Salton Sea Project by constructing Salton Sea Unit V. Salton Sea Unit V will be a 49 net MW geothermal power plant which will extract unutilized geothermal energy from geothermal brine that has previously passed through the other Salton Sea Projects. Approximately one-third of the net output of Salton Sea Unit V will be sold to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX").

Salton Sea Unit V will be constructed pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Salton Sea Unit V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC is one of the
world's leading engineering and construction firms for the construction of electric power plants and, in particular, geothermal power plants. SWEC provided the engineering for the construction of Salton Sea Unit III and has completed engineering, procurement, construction or other related work on twenty-seven other geothermal power plants over the past five years. Salton Sea Unit V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea Unit V are expected to be approximately $119,067.

Turbo LLC, an indirect wholly-owned subsidiary of the Company, proposes to construct the TurboExpander Project. The TurboExpander Project is designed to generate electricity from excess geothermal energy produced from the wells in the region of the wellfield currently supplying the Vulcan and Del Ranch Projects. The TurboExpander Project will have a capacity of 10 net MW. Because the TurboExpander Project will rely on geothermal energy that is already available, the TurboExpander Project will not require additional geothermal production or injection wells. The net output of the TurboExpander Project will be sold to the Zinc Recovery Project or sold through the PX.

The Partnership Projects propose to upgrade the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the Region 2 Brine Facilities Construction. In addition to incorporating the pH Modification Process, which has reduced operating costs at the Salton Sea Projects, the new, more efficient facilities will achieve economies of scale through improved brine processing systems and the utilization of more modern equipment. The Partnership Projects expect these improvements to reduce brine-handling operating costs at the Vulcan Project and the Del Ranch Project.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Liquidity and Capital Resources (continued):

The TurboExpander Project and the Region 2 Brine Facilities Construction will be constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC will be guaranteed by Stone & Webster, Incorporated. The TurboExpander Project is scheduled to commence initial operations in mid-2000 and the Region 2 Brine Facilities Construction is scheduled to be completed in early-2000. Total project costs for the TurboExpander Project and the Region 2 Brine Facilities Construction are expected to be approximately $63,747.

On October 13, 1998 the Funding Corporation completed a sale to institutional investors of $285,000 aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. The proceeds from the offering will be used to fund construction of the Zinc Recovery Project, Salton Sea Unit V, the TurboExpander Project, the Region 2 Brine Facilities Construction, additional capital improvements and financing costs. Total equity funding for these projects is expected to be approximately $122,513.

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

What is generally known as the year 2000 ("Y2K") computer problem arose because many existing computer programs and embedded systems use only the last two digits to refer to a year. Therefore, those computer programs do not properly distinguish between a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Liquidity and Capital Resources (continued):

The Y2K problem creates uncertainty for the Company from potential problems in its own computer systems and from third parties with whom the Company deals on transactions worldwide. The Company's operations utilize systems and equipment provided by other organizations. As a result, year 2000 readiness of suppliers, vendors, service providers or customers could impact the Company's operations. The Company is assessing the readiness of such constituent entities and the impacts on those entities that rely upon the Company's services. The Company is unable to determine at this time whether the consequences of Y2K failures of third parties will have a material impact on the Company's results of operations, liquidity or financial condition.

The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K problem. This project involves use of a worldwide Y2K project team to identify, assess and correct all of its information technology (IT) and non-IT systems, as well as, identify and assess third party systems. The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in process of repairing or replacing those systems which are not year 2000 compliant. Through September, the Company is approximately 87% complete in repairing or replacing their own computer systems. The Company expects to be 95% complete by December 31, 1998 and 100% complete of correcting, testing, and compliance by April 1999.

Total Y2K expenditures, for both repairing or replacing non-compliant systems, are expected to total approximately $100. The Company is not aware of any additional material costs needed to be incurred to bring all of its systems into compliance however, there is no assurance that additional costs will not be incurred.

Although management believes that the Y2K project will be substantially complete before January 1, 2000, any unforeseen failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. Accordingly, the Company is developing a formal contingency plan that is expected to be completed by mid year 1999 to mitigate any potential business interruption.

                 SALTON SEA FUNDING CORPORATION

                  PART II - OTHER INFORMATION


Item 1 -  Legal proceedings.

    The Salton Sea Funding Corporation is not a party to any material legal matters except those described in Footnote
    #2.

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


                              SALTON SEA FUNDING CORPORATION


Date:  November 13, 1998      /s/  Craig M. Hammett

                                 Craig M. Hammett
                                 Senior Vice President and
                                 Chief Financial Officer

                              /s/  Patrick J. Goodman

                                 Patrick J. Goodman
                                 Vice President, Chief Accounting
                                 Officer and Controller

                          EXHIBIT INDEX

Exhibit                                                    Page
  No.                                                       No.

  27     Financial Data Schedule                            38