Form 10-K
period 1998-12-31
SALTON SEA FUNDING CORP
filed 1999-03-31
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1998
              Commission File No.    33-95538

                 SALTON SEA FUNDING CORPORATION
     (Exact name of registrant as specified in its charter)

           Delaware                       47-0790493
          (State of                     (IRS Employer
        Incorporation)               Identification No.)

 Salton Sea Brine Processing L.P.        California         33-0601721
 Salton Sea Power Generation L.P.        California         33-0567411
 Fish Lake Power LLC                     Delaware           33-0453364
 Vulcan Power Company                    Nevada             95-3992087
 CalEnergy  Operating Corporation        Delaware           33-0268085
 Salton Sea Royalty LLC                  Delaware           47-0790492
 VPC Geothermal LLC                      Delaware           91-1244270
 San Felipe Energy Company               California         33-0315787
 Conejo Energy Company                   California         33-0268500
 Niguel Energy Company                   California         33-0268502
 Vulcan/BN Geothermal Power Company      Nevada             33-3992087
 Leathers, L.P.                          California         33-0305342
 Del Ranch, L.P.                         California         33-0278290
 Elmore, L.P.                            California         33-0278294

 302 S. 36th Street, Suite 400-A, Omaha, NE     68131
(Address of principal executive offices and Zip Code of Salton Sea Funding Corporation)

Salton Sea Funding Corporation's telephone number, including area code: (402) 231-1644

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

                  Yes    X                No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       All common stock of Salton Sea Funding Corporation is held by Magma Power Company.
       100  shares of Common Stock were outstanding on March  30,1999.

      Documents incorporated by reference:     N/A

                        TABLE OF CONTENTS

PART I                                                          2
     ITEM 1.  Business                                          2
     The Projects                                               3
          Salton Sea Projects                                   4
          Partnership Projects                                  5
          Zinc Recovery Project                                 6
          Royalty Projects                                      6
     Terms of the Securities                                    7
                  The Securities                                7
                  Structure of and Collateral for the
          Securities                                            8
          Priority of Payments                                 12
          Debt Service Reserve Fund                            13
          Optional Redemption                                  13
          Mandatory Redemption                                 13
          Distributions                                        13
          Ranking and Security for the Securities              14
          Recourse Only to the Funding Corporation and the
               Guarantors                                      14
          Incurrence of Additional Debt                        14
          Principal Indenture Covenants                        15
          Equity Commitment                                    15
          The Project Notes                                    15
          Principal Credit Agreement Covenants                 16
          Considerations Regarding Limitation on Remedies      16
          Reliance on Single Utility Customer                  17
          Power Price and Sales Uncertainty                    17
          Zinc Price and Sales Uncertainty                     17
          Construction Uncertainty                             18
          Uncertainties Relating to Exploration and
               Development of Geothermal Energy Resources      18
     Insurance                                                 19
     Regulatory and Environmental Matters                      19
     Employees                                                 19
     ITEM 2:  Properties                                       19
     ITEM 3:  Legal Proceedings                                19
     ITEM 4:  Submission of Matters to a Vote of Security
          Holders                                              20


PART II                                                        21
     ITEM 5:  Market for Registrant's Common Equity and
          Related Stockholder's Matters                        21
     ITEM 6:  Selected Financial Data                          21
     Salton Sea Funding Corporation                            21
     Salton Sea Guarantors                                     22
     Partnership Guarantors                                    23
     Royalty Guarantor                                         24
     ITEM 7:  Management's Discussion and Analysis of
          Financial Condition and Results of Operations        25
     Factors Affecting Results of Operations                   25
     Power Purchase Agreements                                 25
     Capacity Utilizations                                     26
     Results of Operations for the Years Ended December 31,
          1998, 1997 and 1996                                  27
          Revenues                                             27
          Operating Expenses                                   27
          Depreciation and Amortization                        27
          Interest Expense                                     28
          Income Tax Provision                                 28
          Net Income                                           28
          Capital Resources and Liquidity                      29

     ITEM 7A: Qualitative and Quantitative Disclosures About
          Market Risk                                          31
     ITEM 8: Financial Statements and Supplementary Data 32 Index to Financial Statements - Salton Sea Funding
          Corporation                                          32
     Index to Financial Statements - Salton Sea Guarantors     32
     Index to Financial Statements - Partnership Guarantors    33
     Index to Financial Statements - Salton Sea Royalty
          Company                                              33
     Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure               76


PART III                                                       77
     ITEM 10.  Directors and Executive Officers of the
          Registrant                                           77
     ITEM 11.  Executive Compensation                          78
     ITEM 12.  Security Ownership of Certain Beneficial
          Owners and Management                                78
          Description of Capital Stock                         78
          Principal Holders                                    78
     ITEM 13. Certain Relationships and Related Transactions 78 Other Relationships and Related Transactions 78 Relationship of the Funding Corporation and
               the Guarantors to Magma and MidAmerican         78


PART IV   80
     ITEM 14.  Exhibits, Financial Statements Schedule and
          Reports on Form 8-K                                  80
     Signatures                                                81
     Index to Exhibits                                         96

PART 1

ITEM 1.   Business

   Salton Sea Funding Corporation ("Funding Corporation") is a special purpose Delaware corporation, an indirect wholly-owned subsidiary of CE Generation, LLC ("CE Generation") and formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of the Guarantors (as defined below). The principal executive office of the Funding Corporation is located at 302 South 36th Street, Suite 400-A, Omaha, Nebraska 68131 and its telephone number is (402) 231-1644.

   CE Generation owns all of the capital stock of Magma Power Company ("Magma") which in turn owns all of the outstanding capital stock of Funding Corporation. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States utilizing geothermal and natural gas resources. CE Generation has an aggregate net ownership interest of 821 MW of electrical generating capacity in power plants in operation or under construction in the United States, which have an aggregate net capacity of 897 MW (including its interests in the Salton Sea Projects and the Partnership Projects as defined below).

   All of the outstanding stock of Magma was contributed by MidAmerican Energy Holdings Company, the successor of CalEnergy Company, Inc. ("MidAmerican") to CE Generation in February 1999. Magma had been acquired by MidAmerican in 1995 (the "Magma Acquisition"). In March 1999, MidAmerican sold a 50% interest in CE Generation to an affiliate of El Paso Energy Corporation ("El Paso"). Prior to the formation of Funding Corporation, Magma owned or controlled substantially all of the assets of the Salton Sea Guarantors, Partnership Guarantors and Salton Sea Royalty LLC (as defined below and collectively the "Guarantors"), including the three Salton Sea Projects then in operation and 50%
partnership interests in each of the four Partnership Projects then operating. At the time of the Magma Acquisition, Magma's interests in the Guarantors generated substantially all of Magma's earnings. Since the Magma Acquisition, the operations of the Salton Sea Projects and the Partnership Projects acquired in such acquisition have substantially improved, and significant cost savings and efficiencies have been realized.

   On April 17, 1996, a subsidiary of MidAmerican acquired all of the stock of VPC Geothermal LLC (formerly BN Geothermal, Inc.) ("VPCG"), Niguel Energy Company ("Niguel"), San Felipe Energy Company ("San Felipe") and Conejo Energy Company ("Conejo") from Edison Mission Energy ("Mission") for $70 million. Such acquired partnership companies owned 50% partnership interests in each of the Partnership Projects then operating. As a result of such acquisition (the "Partnership Interest Acquisition"), CE Generation affiliates obtained full operating and ownership control of all of the Partnership Projects.

   Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors, except for Minerals LLC. CalEnergy Operating Corporation ("CEOC"), a subsidiary in which Magma owns a 99% interest and the Funding Corporation owns a 1% interest, currently operates each of the Salton Sea Projects and the Partnership Projects. Affiliates of Magma control, through a variety of fee, leasehold, and royalty interests, rights to geothermal resources for power production in the Salton Sea Known Geothermal Resource Area ("SSKGRA"). The Funding Corporation believes that such resources will be sufficient to operate the Salton Sea Projects and the Partnership Projects at contract capacity under their respective power purchase agreements through the final maturity date of the Securities.

   Each of the Salton Sea Guarantors, the Partnership Guarantors and the Royalty Guarantor is an indirect wholly-owned subsidiary of CE Generation, except for Minerals LLC. Salton Sea Brine Processing L.P. ("SSBP"), Salton Sea Power Generation L.P. ("SSPG") and Fish Lake Power LLC (formerly Fish Lake Power
Company) ("Fish Lake") (collectively, the "Initial Salton Sea Guarantors") own four operating geothermal power plants located in Imperial Valley, California known as Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV. Salton Sea Power L.L.C. ("Power LLC" together with the Initial Salton Sea Guarantors, the "Salton Sea Guarantors") is constructing a geothermal power plant in the Imperial Valley, California known as Salton Sea V (such project together with Salton Sea I, II, III and IV, the "Salton Sea Projects").

   Each of the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers") and Del Ranch, L.P. ("Del Ranch") owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project and the Del Ranch Project, respectively (together with the CE Turbo Project and the Zinc Recovery Project, the "Partnership Projects"). CE Turbo LLC ("Turbo LLC") is constructing a geothermal power plant in the Imperial Valley, California. CalEnergy Minerals LLC ("Minerals LLC") is constructing the Zinc Recovery Project described below (Minerals LLC together with CE Turbo, Vulcan, Del Ranch, Leathers, Elmore, CEOC, VPC, San Felipe, Niguel, Conejo and VPCG, the "Partnership Guarantors"). As is more fully described below, the other Partnership Guarantors collectively own or have the right to receive cash flow from 100% of the equity in such Partnership Project Companies.

  Vulcan Power Company ("VPC") and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Magma owns all of the remaining 10% interests in each of Elmore, Leathers and Del Ranch. CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, all of the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore, Leathers and Del Ranch Projects and Magma's special distributions equal to 4.5% of total energy revenues from the Leathers Project.

   Salton Sea Royalty LLC, formerly Salton Sea Royalty Company ("SSRC" or the "Royalty Guarantor") received an assignment of certain fees and royalties ("Royalties") paid by three Partnership Projects, Elmore, Leathers and Del Ranch. Such Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein.

   The principal executive offices of the Salton Sea Guarantors are located at 302 South 36th Street, Suites 400-B, 400-D, 400-E,
400-K and 400-N, Omaha, Nebraska 68131.   The principal executive
offices of the Partnership Guarantors is 302 South 36th Street, Suite 400-F, 400-G, 400-I, 400-J, 400-L, 400-M, 400-N, 400-O, 400-
P,  400-Q, 400-R, 400-S, 400-T, and 400-U, Omaha, Nebraska 68131.
The  principal executive office of the Royalty Guarantor  is  302
South  36th  Street,  Suite 400-H, Omaha,  Nebraska  68131.   The
Salton Sea Guarantors, Partnership Guarantors and the Royalty Guarantor are sometimes referred to collectively herein as the "Guarantors".

The Projects

   Set forth below is a table describing certain characteristics of the Salton Sea Projects and the Partnership Projects, and the Guarantors' collective interests therein. All the Initial Salton Sea Projects and Vulcan, Elmore, Leathers and Del Ranch Projects are located in the Imperial Valley, California and sell power to Southern California Edison Company ("Edison").

                                 DATE OF
PROJECT              FACILITY   COMMERICAL    CONTRACT   CONTRACT    POWER
                 CAPACITY (1)(2) OPERATION   EXPIRATION    TYPE   PURCHASERS(3)
Salton Sea Projects

Salton Sea I          10.0        7/1987        6/2017   Negotiated   Edison
Salton Sea II         20.0        4/1990        4/2020       SO4      Edison
Salton Sea III        49.8        2/1989       2/29/19       SO4      Edison
Salton Sea IV         39.6        6/1996        5/2026   Negotiated   Edison
Salton Sea V          49.0       Mid-2000         N/A        N/A     Px/Zinc
                                                                     Recovery
                                                                     Project
Subtotal             168.4

Partnership Projects

Vulcan                34.0        2/1986       2/2016        SO4     Edison
Elmore                38.0        1/1989      12/2018        SO4     Edison
Leathers              38.0        1/1990      12/2019        SO4     Edison
Del Ranch             38.0        1/1989      12/2018        SO4     Edison
CE Turbo              10.0       Mid-2000       N/A          N/A       Px

Subtotal             158.0

Total Power
Projects             326.4

Zinc Recovery
Project             30,000       Mid-2000       N/A         N/A       N/A


(1)Power capacity is a nominal number that varies with operating and reservoir conditions.
(2) Power Capacities are measured in MW; zinc recovery capacity is measured in tons per year.
(3) Edison is Southern California Edison Company and Px is the California Power Exchange.

Salton Sea Projects

   The Salton Sea Guarantors collectively own the four operating Salton Sea Projects and the Salton Sea V project under construction with an aggregate net generating capacity of approximately 168.4 MW. Each of the four operating Salton Sea Projects has an executed long term power purchase agreement, providing for the sale of capacity and energy to Edison.

   Salton Sea II and Salton Sea III have modified SO4 Agreements with Edison. These contracts provide for fixed price capacity payments for the life of the contract, and fixed price energy payments for the first 10 years. Thereafter, the energy payments paid by Edison will be based on Edison's then-current, published short-run avoided cost of energy (the "Avoided Cost of Energy"). The fixed price energy period expired on February 13, 1999 for Salton Sea III and expires on April 4, 2000 for Salton Sea II.

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

   Salton Sea V is being constructed as a 49 MW geothermal power plant which will extract unutilized geothermal energy from geothermal brine that has previously passed through the other Salton Sea projects. Salton Sea V has a negotiated power sale contract with the Zinc Recovery Project entity for a portion of its output and will sell the remainder into the California Power Exchange ("PX") or such other markets as may develop. Salton Sea V is being constructed pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC is one of the world's leading engineering and construction firms for the construction of electric power plants and, in particular, geothermal power plants. SWEC provided the engineering for the construction of Salton Sea III and has completed engineering, procurement, construction or other related work on twenty-seven other geothermal power plants over the past few years. SWEC's obligations under the Salton Sea V EPC Contracts, including provisions for liquidated damages of up to 20% of the contract price for certain delays or failures to meet performance guarantees, are guaranteed by SWEC's parent, Stone & Webster, Incorporated. Salton Sea V is scheduled to commence Commercial Operation in mid-2000.

   The Salton Sea I through IV operated at a combined facility capacity factor of 90.4% in 1996, 95.6% in 1997 and 94.2% in 1998.

Partnership Projects

   The Partnership Projects have an aggregate facility generating capacity of 158 MW. The Partnership Guarantors own 100% of the Vulcan Project, the CE Turbo Project, the Zinc Recovery Project and 90% partnership interests in the Elmore, Leathers and Del Ranch Projects. Magma owns the remaining 10% interests in each of the Elmore, Leathers and Del Ranch Projects and has agreed to pay to CEOC the partnership distributions it receives from such interests in exchange for certain proprietary data and services provided by CEOC. Magma has collaterally assigned to CEOC, Magma's right to such payments and such payments are collateral for the Securities.

  All of the Partnership Projects except the CE Turbo Project and the Zinc Recovery Project have executed SO4 Agreements for the sale of capacity and energy to Edison which contracts provide for fixed price capacity payments for the life of the contract and fixed price energy payments for the first 10 years. Thereafter, the energy payments paid by Edison will be based on Edison's Avoided Cost of Energy. The fixed price energy period for the Vulcan Project expired on February 9, 1996, and for each of the Del Ranch and Elmore Projects on December 31, 1998, and will expire on December 31, 1999 for the Leathers Project.

   Turbo LLC, one of the Partnership Guarantors, is constructing the CE Turbo Project (the "CE Turbo Project"), which will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project (if Salton Sea V is not delivering power) or sold through the PX.

   The Partnership Guarantors are upgrading the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the Region 2 Brine Facilities Construction (the "Region 2 Brine Facilities Construction"). In addition to incorporating the pH modification process, which has reduced operating costs at the Salton Sea Projects, the new facilities will achieve economies of scale through improved brine processing systems and the utilization of more modern equipment.

   The CE Turbo Project and the Region 2 Brine Facilities Construction are being constructed by SWEC pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC will be guaranteed by Stone & Webster, Incorporated. The CE Turbo Project is scheduled to commence initial operations in mid-2000 and the Region 2 Brine Facilities Construction is scheduled to be completed in early-2000.

   The existing Partnership Projects operated at a combined facility capacity factor of 104.8% in 1996, 102.2% in 1997 and 101.3% in 1998.

Zinc Recovery Project

    Minerals LLC, one of the Partnership Guarantors, is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Four facilities will be installed near Existing Project sites to extract a zinc chloride solution from the brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 tons per year and is scheduled to commence commercial operation in mid-2000. The zinc produced by the Zinc Recovery Project is expected to be sold primarily to U.S. West Coast customers such as steel companies, alloyers and galvanizers.

  The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaener ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. The payment obligations of Kvaerner, including payment of liquidated damages of up to 20% of the contract price for certain delays or failures to meet performance guarantees, are secured by a letter of credit issued by Union Europeenne de CIC (or another financial institution rated "A" or better by S&P or "A2" or better by Moody's and otherwise acceptable to Minerals LLC) in an initial aggregate amount equal to $29.6 million. The Zinc Recovery Project is scheduled to commence initial operations in mid-2000.

Royalty Projects

   The Royalty Guarantor has received an assignment from Magma of certain payments ("Royalties") received from the Leathers, Del Ranch and Elmore Projects in exchange for the provision to those projects of the rights to use certain geothermal resources. Substantially all of the assigned Royalties are based on a percentage of energy and capacity revenues of the respective projects. Pursuant to the assignment, the Royalty Guarantor is entitled to receive the aggregate percentages of such project's energy and capacity revenues as illustrated in the chart below. The Partnership Guarantors are also entitled to receive Royalties from the Partnership Projects as illustrated in the chart below. Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein. All such Royalties (other than the various operating costs, as reflected in the financial statements) are payable from revenues which will constitute Partnership Guarantors collateral.

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

                    Terms of the Securities

The Securities

    In 1995, Funding Corporation exchanged (i) $232,750,000 aggregate principal amount of Old Series A Securities for an equal principal amount of New Series A Securities, (ii) $133,000,000 aggregate principal amount of Old Series B Securities for an equal principal amount of New Series B Securities, and (iii) $109,250,000 aggregate principal amount of Old Series C Securities for an equal principal amount of New Series C Securities. In 1996, Funding Corporation issued $70,000,000 aggregate principal amount of the Old Series D Securities and $65,000,000 aggregate principal amount of the Old Series E Securities. Subsequently, the Funding Corporation exchanged (i) $70,000,000 aggregate principal amount of Old Series D Securities for an equal principal amount of New Series D Securities, and $65,000,000 aggregate principal amount of Old Series E Securities for an equal amount of New Series E Securities. In 1998, Funding Corporation issued $285,000,000 aggregate principal amount of its Senior Secured Series F Bonds ("Series F Securities"). Funding Corporation is required to use reasonable best efforts to register the Series F Securities in a comparable manner and expects to do so pursuant to the terms of the Indenture.


The Old Series A Securities, the Old Series B Securities, the Old Series C Securities, the Old Series D Securities and the Old Series E Securities are sometimes referred to herein as the "Old Securities", and the New Series A Securities, New Series B Securities, the New Series C Securities, New Series D Securities and New Series E Securities are sometimes referred to herein as the "New Securities". The exchange offers of New Securities for the Old Securities are sometimes referred to herein as the
"Exchange Offers". The New Securities are obligations of the Funding Corporation evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs all the Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that (i) the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and
(ii) the New Securities will not provide for any increase in the interest rate thereon for failure to be so registered. Capitalized terms not otherwise defined herein shall have the meaning set forth in the Indenture, as amended, between Chase Manhattan Bank and Trust Company, National Association and Funding Corporation.

   The Funding Corporation received no proceeds from the exchange pursuant to the Exchange Offers and will not receive proceeds from the expected exchange offer in respect to the Series F Securities. The net proceeds received by the Funding Corporation from the issuance of the Old Securities and Series F Securities to the Initial Purchasers in the three separate offerings (after deduction of certain transaction costs) were approximately $889 million and were loaned to the Guarantors in return for the issuance of certain notes (the "Project Notes"), and were used for the following purposes: (a) approximately $253 million to repay certain non-recourse indebtedness of MidAmerican incurred in connection with the Magma Acquisition; (b) approximately $102 million to refinance existing indebtedness of the Salton Sea Projects; (c) approximately $115 million to finance the Salton Sea IV Expansion, (d) approximately $96 million to refinance all of the existing project-level indebtedness under credit agreements of the Partnership Project Companies; (e) approximately $15 million to fund the Capital Expenditure Fund to be used for certain capital improvements to the Partnership
Projects and the Salton Sea Projects, (f) approximately $23 million to fund a portion of the purchase price payable by the Initial Partnership Guarantors for the Acquired Partnership Companies, and (g) $285 million to fund in part construction of the Zinc Recovery Project, CE Turbo Project and Salton Sea V Project, as well as associated capital improvements and finance costs .

   There is no existing trading market for the New Securities and the Series F Securities and there can be no assurance regarding the future development of such a market for the New Securities and the Series F Securities or the ability of holders of the New Securities and the Series F Securities to sell their Securities or the price at which such holders may be able to sell their New Securities and the Series F Securities. If such a market were to develop, future trading prices will depend on many factors, including, among other things, prevailing interest rates, the operating results of the Funding Corporation and the Guarantors, and the market for similar securities. The Funding Corporation does not intend to apply for listing or quotation of the Securities on any securities exchange or stock market.

Structure of and Collateral for the Securities

   The New Securities and the Series F Securities and any additional securities issued pursuant to the Indenture (the "Securities") will be payable from the proceeds of payments made in respect of principal and interest on the Project Notes by the Guarantors to the Funding Corporation and are secured by the capital stock of the Funding Corporation and guaranteed by the Guarantors. The Guarantees (which are unlimited in the case of the Salton Sea Guarantors and which are limited to Available Cash Flow, in the case of the Partnership Guarantors and the Royalty Guarantor) are secured:

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

   The Funding Corporation and the Guarantors are initially obligated to maintain a Debt Service Reserve Fund and/or a Debt Service Reserve Fund Letter of Credit in an aggregate initial amount equal to the maximum remaining semiannual scheduled debt service on the Securities. After January 1, 2000, the Debt
Service Reserve Fund Required Balance will increase to the maximum remaining annual scheduled debt service on the Securities until payment in full of the New Securities, whereupon the Debt Service Fund Requirement Balance may be reduced to the maximum remaining semiannual principal and interest on the Securities for the remaining term if the Rating Agencies confirm that a rating downgrade will not occur as a result thereof.

  The Funding Corporation is a special purpose finance subsidiary of Magma. Its ability to make payments on the Securities will be entirely dependent on the Guarantors' performance of their obligations under the Project Notes and the Guarantees. As is common in non-recourse, project finance structures, the assets and cash flows of the Guarantors are the sole source of repayment of the Project Notes and the Guarantees. The Salton Sea Guarantors conduct no other business and own no other significant assets except those related to the ownership or operation of the Salton Sea Projects. The Partnership Guarantors conduct no business other than owning their respective ownership interests in the Partnership Projects and providing operation, maintenance, administrative and technical services for Magma, the Salton Sea Projects and the Partnership Projects. The Royalty Guarantor has been organized solely to receive Royalty payments owed by the Partnership Projects and conducts no other business and owns no other assets. In the event of a default by any Guarantor under a Project Note, Credit Agreement or Guarantee, there is no assurance that the exercise of remedies under such Project Note, Credit Agreement or Guarantee, including foreclosure on the assets of such Guarantor, would provide sufficient funds to pay such Guarantor's obligation under the Project Notes and the Guarantees. Moreover, unless such default causes a payment default under the Indenture (in which case remedies may be exercised against the defaulting Guarantor's and the Salton Sea Guarantors' assets), remedies may be exercised only against the assets of the defaulting Guarantors. No shareholders, partners or affiliates of the Funding Corporation (other than the Guarantors) and no directors, officers or employees of the Funding Corporation or the Guarantors will guarantee or be in any way liable for the payment of the Securities, the Project Notes or the Guarantees except the guarantee by MidAmerican for the direct and indirect owners of the Zinc Recovery Project of a specified portion of the scheduled debt service on the Series F Securities including the current principal amount of $140.52 million and associated interest. In addition, the obligations of the Partnership Guarantors and the Royalty Guarantor under the Guarantees are limited to the Available Cash Flows of such Guarantors. As a result, payment of amounts owed pursuant to the Project Notes, the Guarantees and the Securities is dependent upon the availability of sufficient revenues and royalty payments from the Guarantors' businesses or holdings, after the payment of operating expenses and the satisfaction of certain other obligations.

   The Securities are issued by Funding Corporation. Payment of the Securities is guaranteed by the Partnership Guarantors and the Royalty Guarantor to the extent of their Available Cash Flow, and the Salton Sea Guarantors. The Interest Payment Dates for the Securities are May 30 and November 30.

  The New Securities and the Series F Securities are rated "Baa2" by Moody's Investors Service, Inc. ("Moody's") and "BBB" by Standard & Poor's Ratings Group ("S&P"). The initial average life  of  the  Series  A Securities was 2.42 years.  The  initial average life of the Series B Securities was 6.89 years. The initial average life of the Series C Securities was 12.36 years. The initial average life of the Series D Securities was 2.01 years. The initial average life of the Series E Securities was
10.01 years. The initial average life of the Series F Securities was 15.50 years.

The  $232,750,000 initial principal amount of the 6.69% Series  A
Securities   due   May   30,  2000  is  payable   in   semiannual
installments, which commenced November 30, 1995, as follows:

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

The  $133,000,000 initial principal amount of the 7.37% Series  B
Securities   due   May   30,  2005  is  payable   in   semiannual
installments, commencing May 30, 1998, as follows:

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

The  $109,250,000 initial principal amount of the 7.84% Series  C
Securities   due   May   30,  2010  is  payable   in   semiannual
installments, commencing May 30, 2003, as follows:

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

The  $70,000,000 initial principal amount of the 7.02%  Series  D
Securities   due   May   30,  2000  is  payable   in   semiannual
installments, commencing May 30, 1997, as follows:

  PAYMENT DATE           PERCENTAGE OF
                        PRINCIPAL AMOUNT
                          PAYABLE

  May 30, 1997           18.4642857143%
  November 30, 1997      18.4642857143%
  May 30, 1998           22.8571428571%
  November 30, 1998      22.8571428571%
  May 30, 1999            7.6071428571%
  November 30, 1999       7.6071428571%
  May 30, 2000            2.1428571430%

The  $65,000,000 initial principal amount of the 8.30%  Series  E
Securities   due   May   30,  2011  is  payable   in   semiannual
installments, commencing May 30, 1999, as follows:

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

The $285,000,000 initial principal amount of the 7.475% Series  F
Securities due November 30, 2018 is payable in semiannual installments, commencing May 30, 2001 as follows:

  PAYMENT DATE           PERCENTAGE OF
                        PRINCIPAL AMOUNT
                          PAYABLE

May 30, 2001                     0.225%
November 30, 2001                0.225%
May 30, 2002                     0.750%
November 30, 2002                0.750%
May 30, 2003                     0.500%
November 30, 2003                0.500%
May 30, 2004                     0.625%
November 30, 2004                0.625%
May 30, 2005                     0.625%
November 30, 2005                0.625%
May 30, 2006                     0.650%
November 30, 2006                0.650%
May 30, 2007                     0.375%
November 30, 2007                0.375%
May 30, 2008                     0.875%
November 30, 2008                0.875%
May 30, 2009                     0.375%
November 30, 2009                0.375%
May 30, 2010                     1.250%
November 30, 2010                1.250%
May 30, 2011                     3.000%
November 30, 2011                3.000%
May 30, 2012                     5.750%
November 30, 2012                5.750%
May 30, 2013                     5.075%
November 30, 2013                5.075%
May 30, 2014                     6.000%
November 30, 2014                6.000%
May 30, 2015                     6.550%
November 30, 2015                6.550%
May 30, 2016                     7.050%
November 30, 2016                7.050%
May 30, 2017                     6.875%
November 30, 2017                6.875%
May 30, 2018                     3.450%
November 30, 2018                3.450%

Priority of Payments

   All revenues received by the Salton Sea Guarantors from the Salton Sea Projects, all revenues received by the Partnership Guarantors and all Royalties received by the Royalty Guarantor shall be paid into a Revenue Fund maintained by a Depository. Amounts paid into the Revenue Fund shall be distributed in the following order of priority: (a) to pay Operating and Maintenance Costs of the Guarantors; (b) to pay certain administrative costs of the agents for the secured parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities and the Debt Service Reserve Bonds, if any, and interest and certain fees payable to the Debt Service Reserve LOC Provider; (d) to pay principal of Debt Service Reserve LOC Loans and certain related fees and charges; (e) to replenish any shortfall in the Debt Service Reserve Fund; (f) to pay certain breakage costs in respect of Debt Service Reserve LOC Loans, and indemnification and other expenses to the Secured Parties, and
(g) to the Distribution Fund or Distribution Suspense Fund, as applicable.

Debt Service Reserve Fund

   A Debt Service Reserve Fund for the benefit of the Security Holders and the Debt Service Reserve Letter of Credit Provider has been established under the Depositary Agreement. The amounts available to be drawn under the Debt Service Reserve Letter of Credit and all other amounts held in the Debt Service Reserve Fund shall from time to time equal (a) on or prior to December 31, 1999, the maximum semiannual scheduled principal and interest payments on the Securities, (b) after December 31, 1999 through payment in full of the New Securities, the maximum annual principal and interest payments on the Securities for the remaining  term,  and  (c)  after payment  in  full  of  the  New
Securities, (i) the maximum annual principal and interest payments on the Series F Securities for the remaining term or
(ii) if the rating agencies confirm that no Rating Downgrade will occur as a result thereof, the maximum semiannual principal and interest payments on the Series F Securities for the remaining term. The Debt Service Reserve Letter of Credit must be issued by a financial institution rated at least "A" by S&P and "A2" by Moody's. Drawings on the Debt Service Reserve Letter of Credit will be available to pay principal of and interest on the Securities and interest on loans resulting from drawings on such Debt Service Reserve Letter of Credit.

Optional Redemption

   The Series B Securities, Series C Securities, Series E Securities and Series F Securities are subject to optional redemption, in whole or in part, pro rata at par plus accrued interest to the Redemption Date plus a premium calculated to "make whole" to comparable U.S. Treasury securities plus 50 basis points. The Series A Securities and Series D Securities are not subject to optional redemption.


Mandatory Redemption

   The Securities are subject to mandatory redemption, pro rata within each maturity, at par plus accrued interest to the Redemption Date, (a) if a Permitted Power Contract Buy-Out occurs unless the Rating Agencies confirm the then current Rating of the Securities; (b) upon the acceleration of a Project Note in an amount equal to the principal amount of such note plus accrued interest; (c) upon the occurrence of certain events of loss, condemnation, title defects or similar events related to the Salton Sea Projects or the Partnership Projects; or (d) in
certain circumstances if any New Project fails to achieve Substantial Completion by the applicable Guaranteed Substantial Completion Date or receives certain net performance liquidated damages under the construction contract for such Project or (e) upon the foreclosure by the Collateral Agent of Collateral securing the Guarantor's obligations under the Salton Sea Guarantee, the Partnership Guarantee or Royalty Guarantee.


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

  (d) the projected Debt Service Coverage Ratio of the Securities for the succeeding four fiscal quarters measured as one annual period is equal to or greater than 1.4 to 1, if such distribution date occurs prior to the year 2000, and, if such distribution date occurs in or subsequent to the year 2000, is equal to or greater than 1.5 to 1, as certified by an officer of the Funding Corporation;
  (e) the Debt Service Reserve Fund shall have a balance equal to or greater than the Debt Service Reserve Letter (or Letters) of Credit shall be equal to or greater than (collectively with the balance, if any, in the Debt Service Reserve Fund) the Debt Service Reserve Fund Required Balance;
  (f) an officer of the Funding Corporation provides a certificate (based on customary assumptions) that there are sufficient geothermal resources to operate the Salton Sea Projects and the Partnership Projects at contract capacity through the Final Maturity Date; and
  (g) Substantial Completion of each New Project shall have occurred on or prior to such New Project's Guaranteed Substantial Completion Date unless the required amount of Securities shall have been redeemed as described above under "Mandatory Redemption" or (ii) the Rating Agencies shall have confirmed that no Rating Downgrade would result from such delay; provided that such condition will apply to a New Project only (x) after such New Project's Guaranteed Substantial Completion Date or (y) if such New Project has been abandoned.

Ranking and Security for the Securities

   The Securities are senior debt of the Funding Corporation. Payment of the Securities is provided for by payments to be made by the Guarantors under their Project Notes, and the Securities are secured by a pledge to the Collateral Agent of all of the outstanding capital stock of the Funding Corporation and the Guarantees.

Recourse Only to the Funding Corporation and the Guarantors

  The obligations to pay principal, premium, if any, and interest on the Securities are obligations solely of the Funding
Corporation, secured by a pledge of the capital stock of the Funding Corporation and entitled to the benefits of the Guarantees. None of MidAmerican or Magma (nor any stockholder, officer, director or employee thereof or of the Funding Corporation, or of the Guarantors nor any affiliate thereof other than the Guarantors pursuant to their Guarantees) will guarantee the payment of the Securities or has any obligation with respect to the payment of the Securities except the guarantee by
MidAmerican for the direct and indirect owners of the Zinc Recovery Project of a specified portion of the scheduled debt service on the Series F Securities including the current principal amount of $140.52 million and associated interest.

Incurrence of Additional Debt

   The Funding Corporation shall not incur any Debt other than "Permitted Debt". "Permitted Debt" means:

  (a)   The Securities;
  (b) Debt incurred to acquire the East Mesa Project in whole or in part; provided that no such Debt may be incurred unless at the time of such incurrence (i) no Default or Event of Default has occurred and is continuing and (ii) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade;
(c) Debt incurred to develop, construct, own, operate or acquire additional Permitted Facilities in the Imperial Valley ("Additional Projects"); provided that no such debt may be incurred unless at the time of such incurrence (i) no Default or Event of Default has occurred and is continuing and (ii) the Rating Agencies confirm that the Securities will maintain an Investment Grade Rating after giving effect to such Debt;
(d) Debt incurred to finance the making of capital improvements to the Salton Sea Projects, the Partnership Projects or
Additional Projects required to maintain compliance with applicable law or anticipated changes therein; provided that no such Debt may be incurred unless at the time of such incurrence the Independent Engineer confirms as reasonable (i) a certification by the Funding Corporation (containing customary qualifications) that the proposed capital improvements are reasonably expected to enable such Project to comply with applicable or anticipated legal requirements and (ii) the calculations of the Funding Corporation that demonstrate, after giving effect to the incurrence of such Debt, the minimum projected Debt Service Coverage Ratio (x) for the next four consecutive fiscal quarters, commencing with the quarter in which such Debt is incurred, taken as one annual period, and (y) for each subsequent fiscal year through the Final Maturity Date, will not be less than 1.2 to 1;
(e) Debt incurred to finance the making of capital improvements to the Salton Sea Projects, the Partnership Projects or
Additional Projects not required by applicable law so long as after giving effect to the incurrence of such Debt (i) no Default or Event of Default has occurred and is continuing, and (ii) (A) the Independent Engineer confirms as reasonable (x) the calculations of the Funding Corporation that demonstrate that the minimum projected Debt Service Coverage Ratio for the next four consecutive quarters, taken as one annual period, and each subsequent fiscal year, will not be less than 1.4 to 1, and (y) the calculations of the Funding Corporation that demonstrate the average projected Debt Service Coverage Ratio for all succeeding fiscal years until the Final Maturity Date will not be less than
1.7 to 1 or (B) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade;
(f)   Working Capital Debt in an aggregate amount not to exceed
$15,000,000;
(g)   Debt incurred under the Debt Service Reserve LOC
Reimbursement Agreement;
(h) Debt incurred in connection with certain permitted interest rate swap arrangements;
(i) Debt incurred by the Funding Corporation in an aggregate amount not to exceed $30,000,000, in connection with the development, construction, ownership, operation, maintenance or acquisition of Permitted Facilities; and
(j) Subordinated Debt from Affiliates in an aggregate amount not to exceed $200,000,000 which shall be used to finance capital, operating or other costs with respect to the Projects or Additional Projects.

    All Permitted Debt incurred by the Funding Corporation shall be loaned to the Guarantors and guaranteed by the Guarantors.

Principal Indenture Covenants

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

Equity Commitment

   Pursuant to the Equity Commitment Agreement executed by MidAmerican in favor of the Guarantors and the Collateral Agent, MidAmerican agreed to contribute cash equity to the Guarantors in an amount of up to $122,513,000 to fund a portion of the budgeted costs for construction of the New Projects and Additional Capital Improvements.

The Project Notes

   The Salton Sea Guarantors jointly and severally issued a Project Note in an initial principal amount of $325,000,000 and an additional project note in the amount of $83,272,000; the Partnership Guarantors jointly and severally issued a Project
Note   in  an  initial  principal  amount  of  $75,000,000,   and
additional project notes in amounts of $135,000,000 and $201,728,000, respectively, and the Royalty Guarantor issued a Project Note in an initial principal amount of $75,000,000.

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

(b) a Lien on the geothermal property interests of each of the Salton Sea Guarantors and the Salton Sea Projects; (c) a collateral assignment of certain material contracts; (d) a pledge of the equity interests in the Salton Sea Guarantors; and (e) a Lien on the funds of the Salton Sea Guarantors on deposit under the Depositary Agreement. The assets described in clauses (a) through (e) and any other assets securing the Guarantee and Project Notes issued by the Salton Sea Guarantors at any time are collectively referred to herein as the "Salton Sea Collateral."

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

Principal Credit Agreement Covenants

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

Considerations Regarding Limitation on Remedies

   A significant portion of the proceeds of the Initial Offering were distributed to MidAmerican to repay certain non-recourse indebtedness incurred by MidAmerican in connection with the acquisition of Magma (including the Guarantors). The Royalty Guarantor has purchased an assignment of the Royalties from Magma pursuant to the Magma Assignment Agreement. Magma has also agreed to make certain payments to CEOC pursuant to the Magma Services Agreement and to secure such payment obligation with a collateral assignment of certain cash flows. The Guarantors have executed Guarantees with respect to the entire amount of Securities. Under certain circumstances (including a proceeding under Title 11 of the United States Code or any similar proceeding), it is possible that a creditor of a Guarantor or Magma could make a claim, under federal or state fraudulent conveyance laws, that the Funding Corporation's claims under the Credit Agreements, the Security Holders' claims under the Guarantees, the Royalty Guarantor's interest pursuant to the Magma Assignment Agreement or CEOC's rights under the Magma Services Agreement should be subordinated or not enforced in accordance with such instruments' terms or that payments thereunder (including payments to the Holders of the Securities) should be recovered. In order to prevail on such a claim, a claimant would have to demonstrate that the obligations incurred under any Guarantor's Credit Agreement or Guarantee or the transfers made under the Magma Assignment Agreement or the Magma Services Agreement were not incurred in good faith or that any Guarantor or Magma did not receive fair consideration in connection with such obligations and transfers, and that any Guarantor or Magma is and was insolvent at the time of entering into the Credit Agreement, Guarantee, the Magma Assignment Agreement and/or the Magma Services Agreement or that it did not have and will not have sufficient capital for carrying on its business or was not and will not be able to pay its debts as they mature.

Reliance on Single Utility Customer

   Each of the operating Existing Projects relies on an agreement with Edison to generate 100% of its operating revenues. The payments under these agreements have constituted 100% of the operating revenues of each operating Existing Project since its inception, and may do so for the life of the Securities. Any material failure of Edison to fulfill its contractual obligations under the Power Purchase Agreements could have a material adverse effect on the ability of the Funding Corporation to pay principal of and interest on the Securities.

Power Price and Sales Uncertainty

   The Power Purchase Agreements pursuant to which all of the Existing Projects (other than Salton Sea I and Salton Sea IV) sell electricity to SCE are SO4 Agreements. The SO4 Agreements provide for both capacity payments and energy payments for a term of 30 years. While the basis for the capacity payment of each SO4 Agreement is fixed for the entire 30-year term, the price of energy payments is fixed only for the first ten years of the term (the "Fixed Price Period"). Thereafter, the required energy payment converts to SCE's Avoided Cost of Energy, as determined by a methodology approved by, and subject to change by, the California Public Utility Commission ("CPUC"). The Fixed Price Period expired in February 1996 for Vulcan, in December 1998 for Del Ranch and Elmore; and in February 1999 for Salton Sea III and will expire in December 1999 for Leathers and in April 2000 for Salton Sea II.

   For the year ended December 1998 and 1997, Edison's average Avoided Cost of Energy was 3.0 cents and 3.3 cents per kWh, respectively, which is substantially below the contract energy prices earned for the year ended December 31, 1998. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Funding Corporation and the Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the Fixed Price Periods. The revenues generated by each of the Projects operating under SO4 Agreements will likely decline significantly after the expiration of the relevant Fixed Price Periods.

   Although approximately one-third of the net electrical output of Salton Sea V is expected to be sold for use by the Zinc Recovery Project, neither Salton Sea V nor the CE Turbo Project currently has any power sales agreements for the rest of the capacity of such Projects. The strategy for Salton Sea V and the CE Turbo Project is to sell output not needed by the Zinc Recovery Project in short term transactions through the PX or in such other transactions from time to time as may be found to be more advantageous than those conducted through the PX. The PX was recently created to establish markets for the sale of power on a daily and an hourly basis. Thus, PX prices are expected to have the characteristics of short term spot prices and to fluctuate from time to time in a manner that cannot be predicted with accuracy and is not within the control of the Funding Corporation, the Guarantors or any other person.

Zinc Price and Sales Uncertainty

   Because most of the Zinc Recovery Project's revenues will be derived from the sale of zinc, earnings will be directly related to the price of zinc in the domestic and world markets. However, zinc prices fluctuate and are affected by numerous factors, including expectations of inflation, speculative activities, currency exchange rates, interest rates, global and regional demand and production, political and economic conditions, discovery of new deposits, and production costs in major producing regions. The aggregate effect of these factors, all of which are beyond the control of the Funding Corporation or the Guarantors, is impossible for the Funding Corporation to predict.

Construction Uncertainty

   Although the eight Existing Projects have been operating for a number of years, the three New Projects have commenced construction pursuant to fixed price, date certain turnkey engineering, procurement and construction contracts and are subject to customary risks associated with the construction of power and metals processing plants including risks of delays in completion, cost overruns and failures to perform in accordance with contract terms. In addition, while each of the individual process steps to be utilized in the Zinc Recovery Project (including ion exchange, solvent extraction and electrowinning) has been in operation for more than twenty years and the demonstration plant at the SSKGRA has successfully recovered zinc through this integrated process, the integrated process for the production of zinc from geothermal brine has not been attempted in a large scale commercial facility. Any material unremedied delay in or unsatisfactory completion of the New Projects could have an adverse effect on the applicable Guarantors' results of operations.

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

                           Employees

   Employees necessary for the operation of the Salton Sea Projects and the Partnership Projects are provided by CEOC, under the operation and maintenance agreements described below. As of December 31, 1998, CEOC employed 166 people at the Salton Sea
Projects and the Partnership Projects, collectively. CEOC employees are not covered by any collective bargaining agreement. The Funding Corporation believes that CEOC's employee relations are good.

   CEOC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, hydrology, volcanology, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management and electric power operation.

    Administrative services for the Guarantors are provided pursuant to the administrative services agreements described below. MidAmerican employees provide corporate level managerial, financial, accounting, technical and other administrative services and CEOC employees provide certain accounting, purchasing and payroll services.

Item 2.  Properties

  The Funding Corporation does not separately own or lease office space but has arranged for a separate suite at MidAmerican's offices in Omaha, Nebraska. (See page 4 for a schedule of the Guarantors facilities.)

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


                      Year Ended   Year Ended   Year Ended  From June 20, 1995
                     December 31,  December 31, December 31,  (Inception Date)
                       1998(1)         1997         1996(2)        through
                                                            December 31, 1995(3)

Total revenues          $39,329      $40,674      $40,567            $17,577
Net income                1,783        1,461        1,821              1,507


                      December 31,  December 31,  December 31,   December 31,
                        1998(1)        1997         1996(2)         1995(3)

Total assets           $659,337     $474,289     $575,989           $522,521
Senior secured notes
  and bonds             626,816      448,754      538,982            452,088
Total liabilities       647,399      464,134      567,295            515,571
Total stockholder's
  equity                 11,938       10,155        8,694              6,950

(1)On October 13, 1998 Funding Corporation issued additional securities of $285,000 of Salton Sea Notes and Bonds Series F.

(2)  On  June  20,  1996  Funding Corporation  issued  additional
securities  of  $135,000 of Salton  Sea  Notes  and         Bonds
Series D and E.

(3)Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior notes and bonds and issued $475,000 of senior secured notes and bonds.

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

                                   Year Ended December 31,

                            1998       1997      1996(1)    1995(2)    1994
Sales  of electricity    $106,274   $106,252    $90,982    $71,605   $74,576
Total revenues            107,091    106,425     91,123     71,605    74,998
Net income                 45,939     42,816     35,031     17,955    31,943

Total assets              628,515    556,353    565,934    500,400   232,914
Loans payable                  --         --         --         --   114,308
Senior secured
  project note            310,030    266,208    299,840    321,500        --
Total liabilities         348,388    322,165    374,562    330,801   114,936

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

                                       Year Ended December 31,
                              1998       1997       1996(1)     1995(2)    1994
Sales of electricity       $165,779   $158,125     $132,212    $76,909   $70,692
Total revenues              172,565    162,315      140,226     87,483    76,050
Net income                   37,134     33,637       25,759     14,637    17,138

Total assets                945,576    736,783      742,183    602,172   180,443
Loans payable                     -          -            -     43,766    52,340
Senior secured
  project note              293,576    143,610      182,204     62,706         -
Total liabilities           446,743    275,084      314,121    228,440    74,048

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

                                   Year Ended December 31,
                              1998(2)      1997      1996     1995(3)    1994(4)
Total revenues(1)             $51,703    $32,231   $30,143   $28,383    $29,410
Net income(1)                  19,497      8,661     4,769     3,510      8,657

Total assets                  107,561     86,009    91,073   117,341
Senior secured project note    23,210     38,934    56,936    67,882
Total liabilities              69,563     67,508    81,233    89,290

(1)The historical summaries of revenues and related expenses for periods prior to 1995, which were prepared on the basis described in the financial statements appearing elsewhere herein, are not intended to be complete presentation of the predecessor's revenues and expenses.

(2)In   1998,  the  Royalty  Guarantor  received  $25,000  in   a
  settlement related to the GEO East Mesa royalties.

(3)Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Royalty Guarantor to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Royalty Guarantor.

(4)During 1994, the Royalty Guarantor charged off is entire outstanding accrued Junior SO4 royalty receivable from GEO East Mesa. The charge amounted to $14,502 and is included in operating expenses. Excluding the one time charge, operating expenses would have been $6,251 and net income would have been $23,159.

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations
(Dollars in thousands)

Factors Affecting Results of Operations

   Funding Corporation was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On October 13, 1998, June 20, 1996 and July 21, 1995, the Funding
Corporation issued $285,000, $135,000 and $475,000, respectively, of senior secured notes and bonds (the "Securities"). The
Securities are payable from payments made of principal and interest on the Project Notes by the Guarantors, to the Funding Corporation. The Securities are guaranteed on a joint and several basis by the Guarantors. The guarantees of the Partnership Guarantors and Royalty Guarantor are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Securities.

   The periodic results of operations for the Guarantors are influenced to varying degrees by a number of factors, principally the level of revenues received under the power purchase agreements, project capacity utilization, the level of operating expenses and capital expenditures.

Power Purchase Agreements

  The Imperial Valley Project consists of the Partnership Project and the Salton Sea Project located in the Imperial Valley in California. The operating Partnership Project consists of the Vulcan, Hoch (Del Ranch), Elmore, and Leathers Partnerships. The operating Salton Sea Project consist of Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV.

   Each of the Projects sells electricity to Edison pursuant to a separate SO4 Agreement or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and performance requirements specified within one such agreement apply only to the Project which is subject to that agreement. The power purchase agreements provide for energy payments, capacity payments and capacity bonus payments. Edison makes fixed annual capacity payments and capacity bonus payments to the projects to the extent that capacity factors exceed certain benchmarks. The price for capacity is fixed for the life of the SO4 Agreements and are significantly higher in the months of June through September. Energy payments are at increasing fixed rates for the first ten years after firm operation and thereafter at Edison's Avoided Cost of Energy.

  The scheduled energy price periods of the Partnership Projects' SO4 Agreements extended until February 1996 for the Vulcan Partnership, December 1998 for the Del Ranch and Elmore Partnerships and extend until December 1999 for the Leathers Partnerships. The SO4 Agreements for Leathers provides for energy rates of 15.6 cents per kWh in 1999.

   Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents per kWh during 1998. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1,100 per annum.

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

  For the year ended December 31, 1998 and 1997, Edison's average Avoided Cost of Energy was 3.0 cents and 3.3 cents per kWh, respectively, which is substantially below the contract energy prices earned for the year ended December 31, 1998. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements will likely decline significantly after the expiration of the respective scheduled payment periods.

Capacity Utilizations

   For purposes of consistency in financial presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers plants are based on nominal capacity amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants, are based on nominal capacity amounts of 10, 20, 49.8 and 39.6 net MW, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

   The following operating data represents the aggregate capacity and electricity production of Salton Sea I and II, Salton Sea III and Salton Sea IV:

                                Years Ended December 31,
                                 1998         1997       1996
Overall capacity factor          94.2%        95.6%      90.4%
Capacity NMW (average)           119.4        119.4     103.0*
Kwh produced (in thousands)    985,500      999,400    817,400
  * Weighted average for the commencement of operations at Salton
Sea IV in 1996.

The following operating data represents the aggregate capacity and electricity production of Vulcan, Del Ranch, Elmore and
Leathers:

                              Years Ended December 31,
                                  1998        1997         1996
Operating capacity factor       101.3%      102.2%       104.8%
Capacity NMW (average)           148.0       148.0        148.0
Kwh produced (in thousands)  1,313,900   1,324,400    1,361,800

Results of Operations for the Years Ended December 31, 1998, 1997
and 1996

Revenues

      The Salton Sea Guarantors' sales of electricity increased marginally to $106,274 for the year ended December 31, 1998 from $106,252 for the same period in 1997. The Salton Sea Guarantors' sales of electricity increased to $106,252 for the year ended December 31, 1997 from $90,982 for the same period in 1996, a 16.8% increase. This increase was due primarily to the addition of Salton Sea IV which commenced operations in June 1996 and increased electricity production at the other plants.

      The Partnership Guarantors' sales of electricity increased to $165,779 for the year ended December 31, 1998 from $158,125 for the same period in 1997, a 4.8% increase. The Partnership Guarantors' sales of electricity increased to $158,125 for the year ended December 31, 1997 from $132,212 for the same period in 1996, a 19.6% increase. This increase was due primarily to the acquisition of the remaining 50% interest of the Partnerships owned by Edison Mission Energy (the "Partnership Interest Acquisition") in April 1996.

    Interest and other income for the Partnership Guarantors increased to $6,786 for the year ended December 31, 1998 from $4,190 for the same period in 1997. The increase in 1998 was due to interest income on the restricted cash. Interest and other income for the Partnership Guarantors decreased to $4,190 for the year ended December 31, 1997 from $8,014 for the same period in 1996. The decrease was attributable to lower cash balances and the fact that the Partnership Guarantor is no longer recognizing management fee income because of the Partnership Interest Acquisition in April 1996.

     The Royalty Guarantor revenue increased to $51,703 for the year ended December 31, 1998 from $32,231 for the same period in 1997 and $30,143 for the same period in 1996. The increases in royalty revenue were primarily due to an increase in East Mesa royalty income related to a royalty settlement agreement and the result of the higher energy sales at the Partnership Projects resulting in higher royalties.

Operating Expenses

     The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $30,306, or 3.08 cents per kWh, for the year ended December 31, 1998, from $30,865 or 3.09 cents per kWh for the same period in 1997 and $27,175 or 3.32 cents per kWh for the same period in 1996. The increase in expenses from 1996 to 1997 was due primarily to the addition of Salton Sea IV which began operations in June 1996.

       The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $63,717, or 5.26 cents per kWh, for the year ended December 31, 1998, from $64,103 or 5.25 cents per kWh for the same period in 1997 and $58,945 or 5.36 cents per kWh for the same period in 1996. The increase in costs from 1996 to 1997 was due primarily to the Partnership Interest Acquisition and the increase in royalty expense due to higher revenue.

      The Royalty Guarantor's operating expenses increased to $8,120 for the year ended December 31, 1998 from $7,769 for the same period of 1997 and $7,288 for the same period of 1996. These increases were due to scheduled increases in third party lessor royalties related to the increases in the Partnership Projects' sales of electricity.

Depreciation and Amortization

      The Salton Sea Guarantors' depreciation and amortization increased to $14,857 for the year ended December 31, 1998 from $14,689 for the year ended December 31, 1997 and $14,272 for the year ended December 31, 1996. The increase in 1997 was primarily due to the commencement of operations at Salton Sea IV which commenced operations in June 1996.

      The Partnership Guarantors' depreciation and amortization increased to $48,615 for the year ended December 31, 1998 from $38,771 for the same period in 1997 and $33,974 for the same period in 1996. The 1998 increase was due to an acceleration in the step up depreciation related to the acquisition of Magma. The 1997 increase was due to a full year of depreciation related to the Partnership interest acquisition in April 1996.

   The Royalty Guarantor's amortization was $9,794 for the years ended December 31, 1998 and 1997 compared with $10,280 for the year ended December 31, 1996. The decrease in 1997 is consistent with the Company's scheduled amortization of the royalty stream and the excess of cost over fair value related to the Magma acquisition.

Interest Expense

       The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $15,989 for the year ended December 31, 1998 from $18,055 for the same period in 1997. The decrease was due primarily to the repayment of debt. The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $18,055 for the year ended December 31, 1997 from $14,645 for the same period in 1996. The increase was due primarily to the capitalization of interest related to the Salton Sea IV expansion during the construction period and the mineral extraction project and the repayment of debt.

      The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $3,570 for the year ended December 31, 1998 from $4,430 for the same period in 1997 and $4,848 for the same period in 1996. The decreases are a result of repayment of debt and capitalization of interest on the mineral extraction project, partially offset by the issuance of $135,000 and $201,768 of senior secured project notes in June 1996 and October 1998.

     The Royalty Guarantors' interest expense decreased to $2,784 for the year ended December 31, 1998 from $4,179 for the same period in 1997 and $5,246 for the same period in 1996. These decreases are due to the repayment of debt.

Income Tax Provision

      The Salton Sea Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

      The Partnership Guarantors' income tax provision decreased to $19,529 for the year ended December 31, 1998 from $21,374 for the same period in 1997 and $16,700 for the same period in 1996. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after payment of operating expenses and debt service.

   The Royalty Guarantor's income tax provision increased to $11,508 for the year ended December 31, 1998 from $1,828 for the same period in 1997. The increase in the provision can be attributed to higher revenues. The Royalty Guarantor's income tax provision decreased to $1,828 for the year ended December 31, 1997 from $2,560 for the same period in 1996. The decrease in the provision can be attributed to lower royalty stream income. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income

     The Funding Corporation's net income was $1,783 for the year ended December 31, 1998 compared to $1,461 for the year ended December 31, 1997 and $1,821 for the period ended December 31, 1996, which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

      The Salton Sea Guarantors' net income increased to $45,939 for the year ended December 31, 1998, compared to $42,816 for the year ended December 31, 1997 and $35,031 for the year ended
December 31, 1996.

  The Partnership Guarantors' net income increased to $37,134 for the year ended December 31, 1998, compared to $33,637 for the year ended December 31, 1997 and $25,759 for the year ended
December 31, 1996.

      The Royalty Guarantor's net income increased to $19,497 for the year ended December 31, 1998, compared to $8,661 for the year ended December 31, 1997 and $4,769 for the year ended December
31, 1996.

Capital Resources and Liquidity

    Minerals LLC, a Partnership Guarantor ("Minerals LLC") developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Zinc Recovery Project") as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project.

   Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Four facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. The zinc produced by the Zinc Recovery Project is expected to be sold primarily to U.S. West Coast customers such as steel companies, alloyers and galvanizers.

  The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200,900 million. The Company has incurred $24,200 of such costs through December 31, 1998.

   Power LLC, a Salton Sea Guarantor, is constructing Salton  Sea
V. Salton Sea V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX").

   Salton Sea V is being constructed pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC is one of the world's leading engineering and construction firms for the construction of electric power plants and, in particular, geothermal power plants. Salton Sea V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea V are expected to be approximately $119,100.

   Turbo  LLC,  a Partnership Guarantor, is constructing  the  CE
Turbo  Project.  The CE Turbo Project will have a capacity of  10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the PX.

   The Partnership Projects are upgrading the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the Region 2 Brine Facilities Construction. In addition to incorporating the pH modification process, which has reduced operating costs at the Salton Sea Projects, the new, more efficient facilities will achieve economies through improved brine processing systems and the utilization of more modern equipment. The Partnership Projects expect these improvements to reduce brine-handling operating costs at the Vulcan Project and the Del Ranch Project.

   The CE Turbo Project and the Region 2 Brine Facilities Construction are being constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC will be guaranteed by Stone & Webster, Incorporated. The CE Turbo Project is scheduled to commence initial operations in mid-2000 and the Region 2 Brine Facilities Construction is scheduled to be completed in early-2000. Total project costs for both the CE Turbo Project and the Region 2 Brine Facilities Construction are expected to be approximately $63,700.

  On October 13,1998, the Funding Corporation completed a sale to institutional investors of $285,000 aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. The proceeds from the offering will be used to fund construction of the Zinc Recovery Project, Salton Sea V, the CE Turbo Project, the Region 2 Brine Facilities Construction, additional capital improvements and financing costs. Total equity funding for these projects is expected to be approximately $122,500.

  The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than interest earned on funds on deposit. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease agreements with the Partnership Projects and the East Mesa Project. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

  What is generally known as the year 2000 ("Y2K") computer issue arose because many existing computer programs and embedded systems use only the last two digits to refer to a year. Therefore, those computer programs do not properly distinguish between a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The failure to correct a material Y2K item could result in an interruption in, or a failure of, certain normal business activities or operations including the generation, distribution, and supply of electricity. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

  The Y2K issue creates uncertainty for the Company from potential issues with its own computer systems and from third parties with whom the Company deals on transactions worldwide. The Company's operations utilize systems and equipment provided by other organizations. As a result, Y2K readiness of suppliers, vendors, service providers or customers could impact the Company's operations. The Company is assessing the readiness of such constituent entities and the impacts on those entities that rely upon the Company's services. The Company is unable to determine at this time whether the consequences of Y2K failures of third parties will have a material impact on the Company's results of operations, liquidity or financial condition.

  The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K
issue.   The  Company  created a Y2K project  team  to  identify,
assess and correct all of its information technology (IT) and non-IT systems, as well as, identify and assess third party systems. The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in the process of repairing or replacing those systems which it believes are not year 2000 compliant. Through December 31, 1998, the Company is approximately 93% complete in repairing or replacing those
systems.   The Company expects to be 100% complete of correcting,
testing, and compliance of those systems by June, 1999.

  Total Y2K expenditures, for both repairing or replacing non-compliant systems, are expected to total approximately $100. The Company is not aware of any additional material costs needed to be incurred to bring all of its systems into compliance; however, there is no assurance that additional costs will not be incurred.

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

Item  7A.  Qualitative and Quantitative Disclosures About  Market
Risk

  The following discussion of the Company's exposure to various market risks contains "forward-looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to the Company. Actual results could differ materially from those projected in the forward-looking information.

Interest Rate Risk

  At December 31, 1998, the Funding Corporation had fixed-rate long-term debt of $626,816 in principal amount and having a fair value of $646,397. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $34,800 if interest rates were to increase by 10% from their levels at December 31, 1998. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

  Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings incorporated herein by reference. The Company assumes no responsibility to update forward-looking information contained herein.

Item 8.     Financial Statements and Supplementary Data.


                 SALTON SEA FUNDING CORPORATION
                 INDEX TO FINANCIAL STATEMENTS



SALTON SEA FUNDING CORPORATION

Independent auditors' report--Deloitte & Touche LLP         34

Balance sheets as of December 31, 1998 and 1997             35

Statements  of operations for the three years ended
December  31,1998                                           36

Statements  of  stockholder's equity for the
three years ended December 31, 1998                         37

Statements of cash flows for the three years
ended December  31,1998                                     38

Notes to financial statements                               39


SALTON SEA GUARANTORS

Independent auditors' report--Deloitte & Touche LLP         41

Combined balance sheets as of December 31, 1998  and 1997   42

Combined statements of operations for the
three years ended December 31, 1998                         43

Combined  statements of Guarantors' equity for the
three years ended December 31, 1998                         44

Combined statements of cash flows for the
three years ended December 31, 1998                         45

Notes to combined financial statements                      46

PARTNERSHIP GUARANTORS

Independent auditors' report--Deloitte & Touche LLP         51

Combined balance sheets as of December 31, 1998 and 1997    52

Combined statements of operations for the
three years ended December 31, 1998                         53

Combined statements of Guarantors' equity for the
three years ended December 31, 1998                         54

Combined statements of cash flows for the
three years ended December 31, 1998                         55

Notes to combined financial statements                      56


SALTON SEA ROYALTY COMPANY

Independent auditors' report--Deloitte & Touche LLP         67

Balance sheets as of December 31, 1998 and 1997             68

Statements of operations for the three years
ended December 31, 1998                                     69

Statements of equity for the three years ended
December 31, 1998                                           70

Statements of cash flows for the three years
ended December 31, 1998                                     71

Notes to financial statements                               72

                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

   We have audited the accompanying balance sheets of Salton Sea Funding Corporation as of December 31, 1998 and 1997 and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Funding Corporation as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 28, 1999 (March 3, 1999 as to Note 4)

                SALTON SEA FUNDING CORPORATION
                        BALANCE SHEETS
       (Dollars in Thousands, Except Per Share Amounts)

                                                            December 31,
                                                          1998        1997
ASSETS
Cash                                                 $   17,629   $  15,568
Prepaid expenses and other assets                         6,768       2,823
Secured project notes from Guarantors                   626,816     448,754
Investment  in  1% of net assets of Guarantors            8,124       7,144
                                                    ----------- -----------
                                                    $   659,337    $474,289
                                                        =======     =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                                  $    3,971   $   2,782
Due to affiliates                                        16,612      12,598
Senior  secured  notes and bonds                        626,816     448,754
                                                    ----------- -----------
  Total liabilities                                     647,399     464,134

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued  and outstanding 100 shares                         -           -
Additional paid-in capital                               5,366       5,366
Retained earnings                                        6,572       4,789
                                                   ----------- -----------
  Total stockholder's equity                            11,938      10,155
                                                   ----------- -----------
                                                      $659,337    $474,289
                                                       =======     =======


The  accompanying notes are an integral part of the financial statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)


                                            For the Year Ended December 31,
                                           1998          1997          1996

Revenues:

Interest income                          $38,349       $39,823       $39,911
Equity in earnings of Guarantors             980           851           656
                                     -----------    ----------     ---------
                                          39,329        40,674        40,567
Expenses:

General and administrative expenses          804           748           712
Interest expense                          35,495        37,443        36,761
                                      ----------    ----------      --------
Total expenses                            36,299        38,191        37,473
                                      ----------    ----------     ---------
Income before income taxes                 3,030         2,483         3,094
Provision for income taxes                 1,247         1,022         1,273
                                      ----------    ----------     ---------
Net income                               $ 1,783       $ 1,461       $ 1,821
                                          ======        ======        ======


The  accompanying notes are an integral part of the financial statements.

                SALTON SEA FUNDING CORPORATION
              STATEMENTS OF STOCKHOLDER'S EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (Dollars in Thousands)


                                                 Additional
                             Common Stock          Paid-in     Retained    Total
                          Shares     Amount        Capital     Earnings   Equity
                       ---------  -----------  -----------  -----------  -------
Balance, December 31, 1995  100   $      -        $ 5,443     $  1,507   $ 6,950

Adjustments resulting from capital
  transactions of Guarantors  -          -            (77)           -      (77)
Net income                    -          -              -        1,821     1,821
                       --------   --------       --------      ------- ---------
Balance, December 31, 1996  100   $      -        $ 5,366      $ 3,328  $  8,694

Net income                    -          -              -        1,461     1,461
                       --------   --------       --------     --------  --------
Balance, December 31, 1997  100          -          5,366        4,789    10,155

Net income                    -          -              -        1,783     1,783
                       --------   --------       --------     --------  --------
Balance, December 31, 1998  100   $      -        $ 5,366      $ 6,572   $11,938
                          =====      =====          =====        =====    =====


The  accompanying notes are an integral part of the financial statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)


                                            For the  Years Ended December 31,

                                                   1998         1997       1996
Cash flows from operating activities:
  Net income                                  $   1,783    $   1,461   $  1,821
  Adjustments to reconcile net income to net
   cash flows from operating activities:
  Equity in earnings of guarantors                 (980)        (851)      (656)
  Changes in assets and liabilities:
   Prepaid expenses and other assets             (3,945)         629       (382)
   Accrued liabilities                            1,189         (509)      (598)
                                               --------    ----------   --------
  Net cash flows from operating activities       (1,953)         730        185
                                               --------    ----------   --------
Cash flows from investing activities:
  Decrease (increase) in restricted cash            ---       14,044     43,212
  Secured project notes from Guarantors        (285,000)         ---   (135,000)
  Principal repayments of secured project
     notes from Guarantors                      106,938       90,228     48,106
                                               ---------   ----------  ---------
  Net cash flows from investing activities     (178,062)     104,272    (43,682)
                                               ---------   ----------  ---------
Cash flows from financing activities:
  Proceeds from offering of senior secured
   notes and bonds                              285,000         ---     135,000
  Repayment of senior secured
   notes and bonds                             (106,938)    (90,228)    (48,106)
  Due to affiliates                               4,014     (12,424)    (34,572)
                                              ----------   ---------   ---------
  Net cash flows from financing activities      182,076    (102,652)     52,322
                                              ----------   ---------   ---------
Net change in cash                                2,061       2,350       8,825
Cash at the beginning of period                  15,568      13,218       4,393
                                              ----------   ---------   ---------
Cash at the end of period                     $  17,629    $ 15,568    $ 13,218
                                               ========     =======     =======
Non-cash investing and financing activities:
  Adjustments resulting from capital
          transactions  of  Guarantors        $    ---    $    ---     $    (77)
                                               ========     =======     =======

The  accompanying notes are an integral part of the financial statements.

                SALTON SEA FUNDING CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                     (Dollars in Thousands)


1. THE PURPOSE AND BUSINESS OF SALTON SEA FUNDING CORPORATION

   Salton Sea Funding Corporation (the "Funding Corporation"), which was formed on June 20, 1995, is a special purpose Delaware corporation and a wholly-owned subsidiary of Magma Power Company, which in turn was wholly-owned by MidAmerican Energy Holdings Company, the successor to CalEnergy Company, Inc. ("MidAme rican"). See Note 4. The Funding Corporation was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On October 31, 1998, July 21, 1995 and June 20, 1996, the Funding Corporation issued $285,000, $475,000 and $135,000, respectively, of Senior Secured Notes and Bonds (collectively, the "Securities").

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

Income Taxes

   The Funding Corporation is included in the consolidated income tax returns with its parent and affiliates. Income taxes are provided on a separate return basis; however, tax obligations of the Funding Corporation will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.

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

3. SENIOR SECURED NOTES AND BONDS

The Funding Corporation's debt securities (the "Notes and Bonds") are as follows:

                   Senior   Final Maturity           December 31,   December 31,
               Secured Series     Date        Rate       1998            1997
July 21, 1995     A Notes    May 30, 2000     6.69%    $48,436         $97,354
July 21, 1995     B Bonds    May 30, 2005     7.37%    106,980         133,000
July 21, 1995     C Bonds    May 30, 2010     7.84%    109,250         109,250
June 20, 1996     D Notes    May 30, 2000     7.02%     12,150          44,150
June 20, 1996     E Bonds    May 30, 2011     8.30%     65,000          65,000
October 13, 1998  F Bonds  November 30, 2018  7.475%   285,000               -
                                                      $626,816        $448,754

   Principal  and  interest  payments  are  made  in  semi-annual
installments.   Principal maturities of the Senior Secured  Notes
and Bonds are as follows:

         1999             $ 57,836
         2000               25,072
         2001               23,658
         2002               28,572
         2003               28,086
         Thereafter        463,592
                       -----------
                          $626,816
                           =======

  On October 13, 1998 the Funding Corporation completed a sale to institutional investors of $285,000 aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. The proceeds from the offering will be used to fund construction of two new geothermal power projects, a related zinc recovery project, certain upgrades for brine processing facilities and other capital improvements and financing costs.

  Pursuant   to   a  depository  agreement,  Funding  Corporation
established a debt service reserve fund in the form of a letter of credit in the amount of $42,457 from which scheduled interest and principal payments can be made.

  The estimated fair values of the Senior Secured Notes and Bonds at December 31, 1998 and 1997 were $646,397 and $463,720, respectively.

4. SUBSEQUENT EVENTS

  On February 8, 1999, MidAmerican created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Company's power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

      We have audited the accompanying combined balance sheets of the Salton Sea Guarantors as of December 31, 1998 and 1997, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Salton Sea Guarantors as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 28, 1999 (March 3, 1999 as to Note 6)

                     SALTON SEA GUARANTORS
                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)

                                                          December 31,
                                                     1998              1997

Restricted cash                                  $  71,673         $     ---
Accounts receivable                                 15,957            15,823
Prepaid expenses and other assets                   12,410            13,043
Property, plant, contracts and equipment, net      480,293           478,001
Excess of cost over fair value of net assets
acquired, net                                       48,182            49,486
                                                 ----------         ---------
                                                  $628,515          $556,353
                                                   =======           =======

LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                               $      504         $     390
Accrued liabilities                                 7,166             7,826
Due to affiliates                                  30,688            47,741
Senior secured project note                       310,030           266,208
                                               -----------        ----------
Total liabilities                                 348,388           322,165

Commitments and contingencies (Notes 4 and 5)

Total Guarantors' equity                          280,127           234,188
                                               -----------       -----------
                                                 $628,515          $556,353
                                                  =======           =======



The accompanying notes are an integral part of the combined financial statements.

                     SALTON SEA GUARANTORS
               COMBINED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)


                                        Year Ended December 31,
                                       1998      1997      1996
Revenues:
Sales of electricity                 $106,274 $106,252  $90,982
Interest and other income                 817      173      141
                                       ------ --------  --------
Total Revenues                        107,091  106,425   91,123
                                      ------- --------  --------
Expenses:
Operating, general and
  administrative expenses              30,306   30,865   27,175
Depreciation and amortization          14,857   14,689   14,272
Interest expense                       21,730   23,004   24,866
Less capitalized interest              (5,741)  (4,949) (10,221)
                                      -------- -------- --------
Total expenses                         61,152   63,609   56,092
                                     --------- -------- --------
Net income                            $45,939  $42,816  $35,031
                                       ======   ======   ======


The accompanying notes are an integral part of the combined financial statements.

                     SALTON SEA GUARANTORS
           COMBINED STATEMENTS OF GUARANTORS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                    (Dollars in Thousands)


Balance, December 31, 1995                      $ 169,599

Distributions                                     (13,258)
Net income                                         35,031
                                               ------------
Balance, December 31, 1996                        191,372

Net income                                         42,816
                                               ------------
Balance, December 31, 1997                        234,188

Net income                                         45,939
                                               ------------
Balance, December 31, 1998                      $ 280,127
                                                 ========

The accompanying notes are an integral part of the combined financial statements.

                     SALTON SEA GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)


                                                 Years Ended December 31,
                                              1998         1997        1996

Cash flows from operating activities:
Net income                                $  45,939   $  42,816    $  35,031
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization              14,857      14,689       14,272
  Changes in assets and liabilities:
   Accounts receivable                         (134)       (869)      (4,518)
    Prepaid expenses and other assets           633       2,965        4,121
    Accounts payable and accrued liabilities   (546)     (2,415)       5,649
                                         ------------ ----------- ------------
Net cash flows from operating activities     60,749      57,186       54,555
                                         ------------ ----------- ------------
Cash flows from investing activities:
Capital expenditures                        (15,845)     (7,204)     (79,863)
Increase in restricted cash                 (71,673)          -            -
                                         ------------ ----------- ------------
Net cash flows from investing activities    (87,518)     (7,204)     (79,863)
                                         ------------ ----------- ------------
Cash flows from financing activities:
 Repayments of senior secured project note  (39,450)    (33,632)     (21,660)
 Proceeds from offering of senior secured
 project note                                83,272           -            -
 Distributions to parent                          -           -      (13,258)
 Due to (from) affiliates                   (17,053)    (16,350)      59,772
                                         ------------ ---------- ------------
Net cash flows from financing activities     26,769     (49,982)      24,854
                                         ------------ ---------- ------------
Net change in cash                                -           -         (454)
Cash at beginning of period                       -           -          454
                                         ------------ ---------- ------------
Cash at end of period                    $        -   $       -  $         -
                                         ============ ========== ============

The accompanying notes are an integral part of the combined financial statements.

                 SALTON SEA GUARANTORS
            NOTES TO COMBINED FINANCIAL STATEMENTS
                     (Dollars in Thousands)

1. ORGANIZATION AND OPERATIONS

  Salton Sea Guarantors (the "Guarantors") (not a legal entity) is comprised of 100% interests in four operating geothermal electric power generating plants (Salton Sea I, II, III and IV) and a fifth plant (Salton Sea V or the Salton Sea Expansion) which is currently under construction (collectively, the "Salton Sea Projects"). All five plants are located in the Imperial Valley of California. The Salton Sea Projects guarantee loans from Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of Magma Power Company ("Magma") which in turn was wholly-owned by MidAmerican Energy Holdings Company, the successor of CalEnergy Company, Inc. ("MidAmerican"). See Note 6.

  The  financial  statements consist of the  combination  of  (1)
Salton Sea Brine Processing, L.P., a California limited partnership between Magma as a 99% limited partner and Salton Sea Power Company ("SSPC"), a wholly-owned subsidiary of Magma, as a 1% general partner, (2) Salton Sea Power Generation, L.P., a California limited partnership between Salton Sea Brine Processing, L.P., as a 99% limited partner, and Salton Sea Power Company, as a 1% general partner, (3) assets and liabilities attributable to Salton Sea IV which are held 59% by Salton Sea Power Generation, L.P. and 41% by Fish Lake Power Company
("FLPC") and (4) Salton Sea Power L.L.C., a Delaware limited liability company. Effective in June of 1995, 1% interests in SSPC and FLPC were transferred to Funding Corporation. All of the entities in the combination are affiliates of Magma and indirect subsidiaries of MidAmerican.

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

  Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents per kWh during 1998. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1,100 per annum.

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

  For the year ended December 31, 1998 and 1997, Edison's average Avoided Cost of Energy was 3.0 cents and 3.3 cents per kWh, respectively, which is substantially below the contract energy prices earned in 1998. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under SO4 Agreements will likely decline significantly after the expiration of the relevant scheduled payment periods.

Restricted Cash

The restricted cash balance primarily included commercial paper, money market securities and mortgage backed securities and was composed of amounts deposited in restricted accounts which the Guarantors will use to fund capital expenditures.

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

  Depreciation of the operating power plant costs, net of salvage value, is computed on the straight line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment is computed on the straight line method over the estimated useful lives of the related assets, which range from three to ten years.

   Power sale agreements have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the power sales agreements and (2) the 20 year avoided cost periods of the power sales agreements and are being amortized separately over such periods using the straight line method.

   The Salton Sea reservoir contains commercial quantities of extractable minerals. The carrying value of the mineral reserves will be amortized upon commencement of commercial production.

Excess of Cost over Fair Value

   Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1998 and 1997, accumulated amortization of the excess of cost over fair value was $5,089 and $3,785, respectively.

Income Taxes

   The Guarantors are comprised substantially of partnership interests. The income or loss of each partnership for income tax purposes, along with any associated tax credits, is the responsibility of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying combined financial statements.

Statements of Cash Flows

     For purposes of the statements of cash flows, the Guarantors consider only demand deposits at banks to be cash.  Cash paid for interest during the years ended December 31, 1998, 1997 and  1996 was $21,434, $21,591 and $23,301, respectively.

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

3.  PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

Property, plant, contracts and equipment consisted of the following:

                                                  December 31,
                                               1998          1997
                                           -----------    ----------
Plant and equipment                         $331,230      $330,306
Power sale agreements                         64,609        64,609
Mineral reserves                              77,521        71,780
Wells and resource development                43,549        43,627
                                           -----------   ----------
                                             516,909       510,322
Less accumulated depreciation
  and amortization                           (45,874)      (32,321)
                                           -----------   ----------
                                             471,035       478,001
Construction in progress:
Salton Sea V                                   9,258             -
                                           -----------   ----------
                                            $480,293      $478,001
                                             =======       =======

4. SENIOR SECURED PROJECT NOTE

   The Guarantors have a project note payable to Salton Sea Funding Corporation with interest rates ranging from 6.69% to 7.84%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to
$626,816 at December 31, 1998. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

   On October 13, 1998, the Salton Sea Funding Corporation issued an additional investment grade offering for $285,000. In connection with this offering the Guarantors issued an additional project note in the amount of $83,272 with an interest rate of 7.475% with a final maturity of November 30, 2018.

   Principal maturities of the senior secured project note are as follows:

               1999             $ 16,076
               2000                9,737
               2001               17,319
               2002               20,487
               2003               22,765
               Thereafter        223,646
                            ------------
                                $310,030
                                 =======
   The estimated fair values of the senior secured projects notes at December 31, 1998 and 1997 were $323,122 and $275,079, respectively.


5.  RELATED PARTY TRANSACTIONS

  The Guarantors have entered into the following agreements:

*     Easement  Grant  Deed and Agreement Regarding  Rights  for

  Geothermal  Development  dated  April  1,  1993,  whereby   the
  Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all
  electricity  revenues received by the Guarantors.   The  amount
  expensed for the years ended December 31, 1998, 1997 and 1996 was $4,938, $4,944 and $4,215, respectively.

* Administrative Services Agreement dated April 1, 1993 with Magma, whereby Magma will provide to the Guarantors, excluding Salton Sea IV, administrative and management services. Fees payable to Magma amount to 3% of total electricity revenues. The amount expensed for the years ended December 31, 1998, 1997 and 1996 was $2,287, $2,307 and $2,202, respectively.

* Operating and Maintenance Agreement dated April 1, 1993 with CalEnergy Operating Corporation ("CEOC"), whereby the Guarantors retain CEOC to operate the Salton Sea facilities for a period of 32 years. Payment is made to CEOC in the form of reimbursements of expenses incurred. During 1998, 1997 and 1996, the Guarantors reimbursed CEOC for expenses of $6,348, $7,467 and $9,854, respectively.

6.    SUBSEQUENT EVENTS

  On February 8, 1999, MidAmerican created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Company's power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

  We have audited the accompanying combined balance sheets of the Partnership Guarantors as of December 31, 1998 and 1997, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership Guarantors as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 28, 1999 (March 3, 1999 as to Note 10)

                    PARTNERSHIP GUARANTORS
                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)

                                            December 31,
                                          1998         1997
ASSETS
Restricted cash                           $164,983  $      -
Accounts receivable                         33,404    23,481
Prepaid expenses and other assets           23,088    13,121
Due from affiliates                        121,130   124,311
Property, plant, contracts and
  equipment, net                           399,817   370,666
Management fee                              71,596    70,082
Excess of fair value over net assets
  acquired, net                            131,558   135,122
                                       ------------ ----------
                                          $945,576  $736,783
                                           =======   =======
LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                        $    1,879  $  1,338
Accrued liabilities                         53,647    23,285
Senior secured project note                293,576   143,610
Deferred income taxes                       97,641   106,851
                                        ----------- ---------
Total liabilities                          446,743   275,084

Commitments and contingencies (Notes 5, 6 and 7)

Guarantors' equity:
Common stock                                     3         3
Additional paid-in capital                 387,663   387,663
Retained earnings                          111,167    74,033
                                        ----------- ---------
Total Guarantors' equity                   498,833   461,699
                                       ----------------------
                                          $945,576  $736,783
                                           =======   =======


The accompanying notes are an integral part of the combined financial statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)

                                                Years Ended December 31,
                                          1998            1997          1996
Revenues:
Sales of electricity                   $165,779        $158,125       $132,212
Interest and other income                 6,786           4,190          8,014
                                      ----------      ---------       ---------
Total revenues                          172,565         162,315        140,226

Costs and expenses:
Operating, general and administrative
  costs                                  63,717          64,103         58,945
Depreciation and amortization            48,615          38,771         33,974
Interest expense                         13,836          13,753         13,697
Less capitalized interest               (10,266)         (9,323)        (8,849)
                                      ----------      ----------       --------
Total expenses                          115,902         107,304         97,767
                                      ----------      ----------       --------
Income before income taxes               56,663          55,011         42,459
Provision for income taxes               19,529          21,374         16,700
                                      ----------      ----------       --------
Net income                             $ 37,134        $ 33,637       $ 25,759
                                        =======          ======         ======



The accompanying notes are an integral part of the combined financial statements.

                    PARTNERSHIP GUARANTORS
           COMBINED STATEMENTS OF GUARANTORS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                    (Dollars in Thousands)




                                               Additional
                              Common Stock      Paid-in    Retained    Total
                            Shares    Amount    Capital    Earnings    Equity
                  ------------------------------------------------------------
Balance, December 31, 1995     3     $   3      $359,092   $ 14,637   $373,732

Distributions                  -         -       (42,429)         -    (42,429)
Contribution of partnership
  interest                     -         -        71,000          -     71,000
Net income                     -         -             -     25,759     25,759
                  --------------- --------- ------------- ---------- ----------
Balance, December 31, 1996     3         3       387,663     40,396    428,062

Net income                     -         -             -     33,637     33,637
                  --------------- --------- ------------- ---------- ----------
Balance, December 31, 1997     3         3       387,663     74,033    461,699

Net income                     -         -             -     37,134     37,134
                  --------------- --------- ------------- ---------- ----------
Balance, December 31, 1998     3      $  3      $387,663   $111,167   $498,833
                            =====    ======      =======    =======    =======


The accompanying notes are an integral part of the combined financial statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)



                                                    Years Ended December 31,
                                                 1998         1997        1996

Cash flows from operating activities:
 Net income                                    $37,134     $ 33,637   $ 25,759
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                  48,615       38,771     33,974
 Deferred income taxes                          (9,210)      (1,426)       321
 Changes in assets and liabilities:
  Accounts receivable                           (9,923)        (715)     3,552
  Prepaid expenses and other assets             (9,967)       5,962       (615)
  Accounts payable and accrued liabilities      30,903          983      3,278
                                               --------    ---------   --------
Net cash flows from operating activities        87,552       77,212     66,269
                                               --------    ---------   --------
Cash flows from investing activities:
Capital expenditures                           (74,202)     (39,556)   (18,483)
Decrease (increase) in restricted cash        (164,983)           -     23,085
Management fee                                  (1,514)      (4,029)    (4,736)
                                               --------   ----------   --------
Net cash flows from investing activities      (240,699)     (43,585)      (134)
                                               --------   ----------   --------
Cash flows from financing activities:
Repayments of senior secured project notes (51,762) (38,594) (107,560) Proceeds of offering from senior
  secured project notes                        201,728            -    135,000
Distributions to parent                              -            -    (42,429)
Decrease (increase) in amounts due
  from affiliates                                3,181        4,967    (62,292)
                                              ---------   ----------   --------
Net cash flows from financing activities       153,147      (33,627)   (77,281)
                                              ---------   ----------   --------
Net change in cash                                   -            -    (11,146)
Cash at beginning of period                          -            -     11,146
                                              ---------   ----------   --------
Cash at the end of period                     $      -    $       -    $     -
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

                    PARTNERSHIP GUARANTORS
            NOTES TO COMBINED FINANCIAL STATEMENTS
                     (Dollars in Thousands)


1. ORGANIZATION AND OPERATIONS

      Partnership  Guarantors  (the "Guarantors")  (not  a  legal entity) consists of the combination of Vulcan Power Company ("VPC"), CalEnergy Operating Corporation ("CEOC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"), CE Turbo LLC, indirectly wholly-owned by Magma, and CalEnergy Minerals LLC, a Delaware limited liability company ("Minerals LLC"), formerly indirectly owned by Magma and currently owned indirectly by MidAmerican Energy Holdings Company, the successor of CalEnergy Company, Inc. ("MidAmerican"). VPC's and CEOC's principal assets are interests in certain partnerships which are engaged in the operation of geothermal power plants in the Imperial Valley of California. The Guarantors have guaranteed the loans to such partnerships from Funding Corporation, an indirect wholly-owned subsidiary of Magma, which in turn was wholly-owned by MidAmerican. See Note 9.

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

   Turbo LLC is constructing the CE Turbo Project.  The CE  Turbo
Project will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the California Power Exchange.

   Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Four facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. The zinc produced by the Zinc Recovery Project is expected to be sold primarily to U.S. West Coast customers such as steel companies, alloyers and galvanizers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying financial statements of the Guarantors present the accounts of CEOC, VPC, CE Turbo LLC and Minerals LLC and their proportionate share of the Partnerships in which they have an undivided interest in the assets and are proportionately liable for their share of the liabilities. All significant intercompany balances and transactions have been eliminated.

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

 The fixed energy price periods of the Partnership
Project SO4 Agreements extended until February 1996 for Vulcan, December 1998 for Hoch (Del Ranch) and Elmore and extend until December 1999 for the Leathers Partnership. For 1999, Vulcan, Hoch and Elmore are receiving Edison's Avoided Cost of Energy pursuant to their respective SO4 Agreements. The SO4 Agreement for Leathers provides for energy rates of 15.6 cents per kWh in 1999. The weighted average energy rate for the Partnership Project was 11.7 cents per kWh in 1998.

  For the year ended December 31, 1998 and 1997, Edison's average Avoided Cost of Energy was 3.0 cents and 3.3 cents per kWh, respectively, which is substantially below the contract energy prices earned in 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements will likely decline significantly after the expiration of the relevant scheduled payment periods.

Restricted Cash

The restricted cash balance primarily included commercial paper, money market securities and mortgage backed securities and was composed of amounts deposited in restricted accounts which the Guarantors will use to fund capital expenditures.

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

  Depreciation of the operating power plant costs, net of salvage value, is computed on the straight line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment is computed on the straight line method over the estimated useful lives of the related assets, which range from three to ten years.

   Power sale agreements have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the power sales agreements and (2) the 20 year avoided cost periods of the power sales agreements and are amortized separately over such periods using the straight line method.

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

Excess of Cost over Fair Value

   Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1998 and 1997 accumulated amortization of the excess of cost over fair value of net assets acquired was $13,929 and $10,365, respectively.

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

Statements of Cash Flows

   For purposes of the statement of cash flows, the Guarantors consider only demand deposits at banks to be cash. Cash paid for interest during 1998, 1997 and 1996 was $13,361, $13,165 and
$10,314, respectively.

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

3.    ACQUISITION

 Edison Mission Energy's Partnership Interest

    On April 17, 1996, MidAmerican completed the indirect acquisition of the remaining 50% interest of the Partnerships owned by Edison Mission Energy (the "Partnership Interest Acquisition") for a cash purchase price of $71,000 including acquisition costs and transferred these interests to VPC and CEOC.

   The Partnership Interest Acquisition has been accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring the Partnership Interest, equal to their fair values at the date of the acquisition.

   Unaudited pro forma combined revenue and net income of the Guarantors on a purchase, push down basis of accounting, for the year ended December 31, 1996, as if the acquisition had occurred on January 1, 1996 after giving effect to certain pro forma adjustments related to the acquisition, were $158,912 and $26,852, respectively.

4. PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

  Property, plant, contracts and equipment consisted of the following:

                                           December 31,
                                        1998        1997

Plant and equipment                   $ 92,920    $ 73,830
Power sale agreements                  123,588     123,588
Process license                         46,290      46,290
Mineral reserves                       140,790     130,522
Wells and resource development          91,990      75,978
                                   ----------- -----------
                                       495,578     450,208
Less accumulated depreciation
  and amortization                    (121,980)    (79,542)
                                   ----------- -----------
                                       373,598     370,666
Construction in progress:
Zinc recovery project                   23,507           -
Region 2 brine plant upgrade             2,712           -
                                      $399,817    $370,666
                                       =======     =======

5. SENIOR SECURED PROJECT NOTE

      The Guarantors have a project note payable to Salton Sea Funding Corporation with interest rates ranging from 6.69% to 8.30%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $626,816 at December 31, 1998. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

   On October 13, 1998 the Salton Sea Funding Corporation issued an additional investment grade offering for $285,000. In connection with this offering, the Guarantors issued an additional project note in the amount of $201,728 with an interest rate of 7.475% with a final maturity on November 30, 2018.

Principal maturities of the senior secured project note are as follows:


               1999            $ 32,364
               2000              10,562
               2001               1,907
               2002               4,625
               2003               5,017
               Thereafter       239,101
                            -----------
                               $293,576
                                =======

     The estimated fair values of the senior secured project note at December 31, 1998 and 1997 were $299,737 and $148,390, respectively.

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

      Charges to the Guarantors related to the brine supply agreement and operator's fees on a pro rata basis amounted to $363 and $416, respectively, for the year ended December 31, 1998, $403 and $456, respectively, for the year ended December 31, 1997, and $370 and $425, respectively, for the year ended December 31, 1996.

      In addition, the Guarantors entered into the following agreements:

* Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, whereby the Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Plants in return for 17.333%, on a pro rata
  basis,  of  all  energy revenues received by each  plant.   The
  Guarantors' share of amounts expensed under this agreement  for
  1998,   1997  and  1996  were  $22,594,  $21,108  and  $16,980,
  respectively.

* Ground Leases dated March 15 and August 15, 1988 with Magma whereby the Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases for 1998, 1997 and 1996 were $70, $70 and $60, respectively.

* Administrative Services Agreements whereby CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total electricity revenues or $60 per month. The minimum monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 1998, 1997 and 1996 amounted to $4,543, $4,290 and $3,545, respectively.

* Operating and Maintenance Agreements whereby the Guarantors retain CEOC to operate the plants for a period of 32 years through 2020. Payment is made to CEOC in the form of reimbursements of expenses incurred and a guaranteed capacity payment ranging from 10% to 25% of energy revenues over stated amounts. The Guarantors in 1998, 1997 and 1996 reimbursed CEOC for expenses of $8,945, $8,956 and $8,547, respectively, and accrued a guaranteed capacity payment of $4,695, $4,492 and $3,888 at December 31, 1998, 1997 and 1996, respectively.

7. CONTINGENCIES

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

8. CONDENSED FINANCIAL INFORMATION

Condensed balance sheet information of the Guarantors' pro rata interest in the respective entities as of December 31, 1998 and 1997 is as follows:

                                      Vulcan
                                      Power       CEOC     Elmore   Del Ranch
                                 -----------  ---------  ---------  -----------
December 31, 1998
Assets:
Restricted cash                   $       -  $       -   $      -    $       -
Accounts receivable
  and other assets                        -     15,695     12,648       12,655
Due from affiliates                     849     23,634     17,042       22,294
Property, plant, contracts
  and equipment, net                    179     17,326     64,680       59,194
Management fee and
    goodwill, net                         -          -          -            -
Investments in
  partnerships                       86,524    268,449          -            -
                                 ----------  ---------  ---------  -----------
                                 $   87,552  $ 325,104  $  94,370   $   94,143
                                     ======     ======     ======       ======
Liabilities and Equity:
Accounts payable, accrued
 liabilities and deferred taxes  $       51  $   7,869  $   1,229   $    2,109
Senior secured project note               -          -          -            -
                                 ----------  ---------  ---------   -----------
Total liabilities                        51      7,869      1,229        2,109
Guarantors' equity                   87,501    317,235     93,141       92,034
                                 ----------  ---------  ---------   -----------
                                 $   87,552  $ 325,104  $  94,370   $   94,143
                                    =======    =======    =======       ======

Condensed balance sheet information of the Guarantors' pro rata interest in the respective entities as of December 31, 1998 and 1997 is as follows:


                                              Vulcan  Adjustments/   Combined
                                  Leathers      BNG   Eliminations     Total
                               ------------  -------  ------------  ----------
December 31, 1998
Assets:
Restricted cash                 $       -   $      -    $ 164,983    $ 164,983
Accounts receivable
  and other assets                 12,571      3,356         (433)      56,492
Due from affiliates                 3,116     22,934       31,261      121,130
Property, plant, contracts
  and equipment, net               69,084     57,320      132,034      399,817
Management fee and
    goodwill, net                       -          -      203,154      203,154
Investments in
  partnerships                          -          -     (354,973)           -
                                ---------  ---------  ------------  -----------
                                $  84,771  $  83,610    $ 176,026    $ 945,576
                                   ======     ======      =======      =======
Liabilities and Equity:
Accounts payable, accrued
 liabilities and deferred taxes $   1,497  $   1,582    $ 138,830    $ 153,167
Senior secured project note             -          -      293,576      293,576
                                ---------  ---------  -----------  ------------
Total liabilities                   1,497      1,582      432,406      446,743
Guarantors' equity                 83,274     82,028     (256,380)     498,833
                                ---------  ---------  ------------  ----------
                                $  84,771  $  83,610    $ 176,026    $ 945,576
                                   ======     ======      =======      =======

                                      Vulcan
                                       Power      CEOC      Elmore    Del Ranch
                                     ---------  --------  ---------  -----------
December 31, 1997
Assets:
Accounts receivable and other assets $      -   $  8,802   $  8,381   $  9,972
Due from affiliates                       424     22,631     14,286     14,002
Property, plant, contracts
  and equipment, net                      204     15,027     60,828     55,481
Management fee and
    goodwill, net                           -          -          -          -
Investments in partnerships            76,877    231,311          -          -
                                      -------  ---------  ---------  ---------
                                      $77,505  $ 277,771  $  83,495   $ 79,455
                                       ======     ======     ======     ======
Liabilities and Equity:
Accounts payable, accrued
  liabilities and deferred taxes      $    40  $   7,541  $     982   $  1,663
Due to affiliates                           -          -          -          -
Senior secured project note                 -          -          -          -
                                      -------  ---------  ---------   --------
Total liabilities                          40      7,541        982      1,663
Guarantors' equity                     77,465    270,230     82,513     77,792
                                      -------  ---------  ---------   --------
                                      $77,505   $277,771    $83,495    $79,455
                                      =======    =======    =======     ======

                                                  Vulcan  Adjustments/ Combined
                                        Leathers    BNG   Eliminations   Total
                                      ----------- ------- ------------ --------
December 31, 1997
Assets:
Accounts receivable
  and other assets                    $  8,204  $  4,391  $   (3,148) $  36,602
Due from affiliates                          -    21,262      51,706    124,311
Property, plant, contracts
  and equipment, net                    70,500    51,749     116,877    370,666
Management fee and
    goodwill, net                            -         -     205,204    205,204
Investments in
  partnerships                               -         -    (308,188)        -
                                      --------- --------- ----------- ---------
                                       $78,704   $77,402     $62,451   $736,783
                                        ======    ======     =======   =======
Liabilities and Equity:
Accounts payable, accrued
  liabilities and deferred taxes      $  1,522  $    525  $  119,201  $ 131,474
Due to affiliates                        6,176         -      (6,176)         -
Senior secured project note                  -         -     143,610    143,610
                                      --------- -------- ------------ ---------
Total liabilities                        7,698       525     256,635    275,084
Guarantors' equity                      71,006    76,877    (194,184)   461,699
                                      --------- -------- ------------ ---------
                                      $ 78,704  $ 77,402  $   62,451  $ 736,783
                                        ======    ======     =======   =======

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                         Vulcan
                                          Power      CEOC    Elmore    Del Ranch
                                     -----------  --------  --------  ----------
December 31, 1998
Revenues                              $     772   $ 47,009  $ 49,212  $ 52,241
Expenses                                    383          -    38,583    37,998
                                     -----------  --------  --------  ----------
Net income                            $     389   $ 47,009  $ 10,629  $ 14,243
                                         ======     ======    ======    ======
December 31, 1997
Revenues                              $     859   $ 45,533  $ 48,114  $ 47,068
Expenses                                    436          -    35,484    33,139
                                     ----------  ---------  --------  ---------
Net income                            $     423   $ 45,533  $ 12,630  $ 13,929
                                         ======     ======    ======    ======
December 31, 1996
Revenues                              $   3,157   $ 49,399  $ 39,627  $ 40,235
Expenses                                    431          -    25,762    25,382
                                     ----------  ---------  --------  --------
Net income                            $   2,726   $ 49,399  $ 13,865  $ 14,853
                                         ======     ======    ======    ======

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                        Vulcan   Adjustments/  Combined
                              Leathers    BNG    Eliminations    Total
                          -----------------------------------------------
December 31, 1998
Revenues                      $50,436   $14,608    $(41,713)    $172,565
Expenses                       38,166     9,458      10,843      135,431
                             --------  --------  ------------  ----------
Net income                    $12,270   $ 5,150    $(52,556)     $37,134
                               ======    ======      =======       =====
December 31, 1997
Revenues                      $47,899   $15,208    $(42,366)    $162,315
Expenses                       38,209     8,903      12,507      128,678
                             --------  --------  ------------  ----------
Net income                    $ 9,690  $  6,305    $(54,873)    $ 33,637
                               ======    ======      =======      ======
December 31, 1996
Revenues                      $39,126  $ 14,271    $(45,589)    $140,226
Expenses                       27,055    12,102      23,735      114,467
                             ---------  -------  -----------  -----------
Net income                    $12,071  $  2,169    $(69,324)    $ 25,759
                               ======    ======      =======      ======

9. INCOME TAXES

The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                               Current  Deferred   Total
                              --------- --------- --------
1998
--------------------
Federal                        $22,021  $(7,212)  $14,809
State                            6,718   (1,998)    4,720
                             --------- -------------------
Total                          $28,739  $(9,210)  $19,529
                                 =====     =====    ======
1997
--------------------
Federal                        $17,563  $(1,222)  $16,341
State                            5,237     (204)    5,033
                             --------- -------------------
Total                          $22,800  $(1,426)  $21,374
                                 =====     =====   ======
1996
--------------------
Federal                        $10,945   $ 1,976  $12,921
State                            5,434    (1,655)   3,779
                             --------- -------------------
Total                          $16,379   $   321  $16,700
                                ======    ======    ======

  Deferred tax liabilities at December 31, 1998 and 1997 consisted of differences between book and tax methods relating to depreciation and amortization.

  The effective tax rate differs from the federal statutory tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

10.  SUBSEQUENT EVENTS

   On February 8, 1999, MidAmerican created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in the Company's power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

      We have audited the accompanying balance sheets of the Salton Sea Royalty Company as of December 31, 1998 and 1997 and the related statements of operations, equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Salton Sea Royalty Company as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 28, 1999 (March 3, 1999 as to Note 5)

                  SALTON SEA ROYALTY COMPANY
                        BALANCE SHEETS
        (Dollars in Thousands, Except Per Share Amounts)

                                                        December 31,
                                                      1998        1997

ASSETS
Due from affiliates                                 $ 50,928   $ 19,114
Royalty stream, net                                   22,932     31,818
Excess of cost over fair value of net assets
  acquired, net                                       33,188     34,096
Prepaid expenses and other assets                        513        981
                                                  -----------  -----------
                                                    $107,561   $ 86,009
                                                     =======    =======

LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                                 $ 39,584   $ 21,306
Senior secured project note                           23,210     38,934
Deferred income taxes                                  6,769      7,268
                                                  -----------  ----------
  Total liabilities                                   69,563     67,508

Commitments and contingencies (Note 3)

Equity:
Common stock, par value $.01 per share; 100 shares
  authorized, issued and outstanding                       -          -
Additional paid-in capital                             1,561      1,561
Retained earnings                                     36,437     16,940
                                                  -----------  ---------
  Total equity                                        37,998     18,501
                                                  -----------  ---------
                                                    $107,561   $ 86,009
                                                     =======    =======


The accompanying notes are an integral part of the financial statements.

                  SALTON SEA ROYALTY COMPANY
                   STATEMENTS OF OPERATIONS
                    (Dollars in Thousands)

                                                 Year ended December 31,
                                             1998         1997        1996

Revenues:
Royalty income                             $51,703      $32,231      $30,143

Expenses:
Operating, general and administrative
  expenses                                   8,120        7,769        7,288
Amortization of royalty stream and goodwill  9,794        9,794       10,280
Interest expense                             2,784        4,179        5,246
                                           --------    ---------    ---------
Total expenses                              20,698       21,742       22,814
                                           --------    ---------    ---------
Income before income taxes                  31,005       10,489        7,329
Provision for income taxes                  11,508        1,828        2,560
                                           --------    ---------    ---------
Net income                                 $19,497      $ 8,661      $ 4,769
                                           =======      =======      =======


The accompanying notes are an integral part of the financial statements.

                  SALTON SEA ROYALTY COMPANY
                     STATEMENTS OF EQUITY
          FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                    (Dollars in Thousands)

                                          Additional
                          Common Stock      Paid-in    Retained
                         Shares  Amount     Capital    Earnings       Total
                      -------------------------------------------------------
Balance, December 31, 1995  100  $     -    $24,541    $ 3,510       $ 28,051

Distributions                 -        -    (22,980)         -        (22,980)
Net income                    -        -          -      4,769          4,769
                         ------- --------  ---------  ---------    -----------
Balance, December 31, 1996  100        -      1,561      8,279          9,840

Net income                    -        -          -      8,661          8,661
                         ------- --------  ---------  ---------    -----------
Balance, December 31, 1997  100        -      1,561     16,940         18,501

Net income                    -        -          -     19,497         19,497
                         ------- --------  ---------  ---------    -----------
Balance, December 31, 1998  100  $     -    $ 1,561    $36,437        $37,998
                           ===== =======    =======     ======         ======


The accompanying notes are an integral part of the financial statements.

                  SALTON SEA ROYALTY COMPANY
                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)

                                                  Year End December 31,
                                              1998        1997        1996
Cash flow from operating activities:
Net income                                 $ 19,497     $ 8,661     $ 4,769
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Amortization of royalty stream
   and goodwill                               9,794       9,794      10,280
  Deferred income taxes                        (499)     (4,959)     (3,233)
  Changes in assets and liabilities:
  Prepaid expenses and other assets             468       4,376         886
  Accrued liabilities                        18,280       9,236       6,122
                                          ----------  ----------  ----------
Net cash flows from operating activities     47,540      27,108      18,824
                                          ----------  ----------  ----------
Net cash flows from financing activities:
Decrease (increase) in due from affiliates  (31,814)     (9,106)     15,102
Distribution to parent                            -           -     (22,980)
Repayment of senior secured project note    (15,726)    (18,002)    (10,946)
                                          ----------  ----------  ----------
Net cash flows from financing activities    (47,540)    (27,108)    (18,824)
                                          ----------  ----------  ----------
Net change in cash                                -           -           -
Cash at beginning of period                       -           -           -
                                          ----------  ----------  ----------
Cash at end of period                     $       -   $       -   $       -
                                             ======      ======      ======

The accompanying notes are an integral part of the financial statements.

                  SALTON SEA ROYALTY COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                     (Dollars in Thousands)

1. ORGANIZATION

  Salton Sea Royalty Company (the "Royalty Company") is a single-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Magma was a wholly-owned subsidiary of MidAmerican Energy Holdings Company, the successor of CalEnergy Company, Inc. ("MidAmerican"). See Note 5.

  In June 1995, the Royalty Company received an assignment of royalties and certain fees paid by three partnership projects, Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). On April 17, 1996, MidAmerican acquired the remaining 50% interest in the Partnership Projects. Prior to this transaction, Magma and its affiliates had a 50% interest in the Partnership Projects. In addition, the Royalty Company has received an assignment of certain resource-related royalties and contract assignment royalties payable by the geothermal power plant located in Imperial Valley, California which is owned by an unaffiliated third party (East Mesa, together with the Partnership Projects, the "Projects"). All of the Projects are
engaged in the operation of geothermal power plants in the Imperial Valley in Southern California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenues of the Projects. With the exception of royalties from East Mesa, the royalties are senior to debt service and are pari passu with other operating and maintenance expenses of the Projects.

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

  For the year ended December 31, 1998 and 1997, Edison's average Avoided Cost of Energy was 3.0 cents and 3.3 cents per kWh, respectively, which is substantially below the contract energy prices earned in 1998. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Royalty Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under SO4 Agreements will likely decline significantly after the expiration of the relevant scheduled payment period which would have a direct effect on the related royalty streams.

  As discussed above, all revenues except those derived from East
Mesa are from, and all operating expenses are paid by, related parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The accompanying statement of operations presents revenues and expenses which have been assigned to the Royalty Company under the arrangements described above on the accrual method of accounting. This presentation is a "carve out" of information from Magma and certain of its affiliates. Such revenues, net of related expenses, guarantee loans from the Funding Corporation, a wholly-owned subsidiary of Magma.

  The financial statements reflect the acquisition of Magma and the resulting push down to the Royalty Company of the accounting as a purchase business combination.

Royalty Stream

  The Royalty Company's policy is to provide amortization expense beginning upon the commencement of revenue production over the estimated remaining useful life of the identifiable assets.

  The royalty streams have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the Projects' power sales agreements and (2) the 20 year avoided cost periods of the Projects' power sales agreements and are amortized separately over such periods using the straight line method. At December 31, 1998 and 1997, accumulated amortization was $37,555 and $28,669, respectively.

Excess of Cost over Fair Value

 Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1998 and 1997, accumulated amortization of the excess of cost over fair value was $3,553 and $2,645, respectively.

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

3. SENIOR SECURED PROJECT NOTE

   The Royalty Company has a project note payable to Salton Sea Funding Corporation at interest rates ranging from 6.69% to 7.37%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to
$626,816 at December 31, 1998. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Guarantor. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

Principal maturities of the senior secured project note are as follows:
          1999             $ 9,396
          2000               4,773
          2001               4,434
          2002               3,460
          2003                 304
          Thereafter           843
                        ----------
                           $23,210
                            ======
  The estimated fair values of the senior secured project note at December 31, 1998 and 1997 were $23,537 and $40,251, respectively.

4.        INCOME TAXES

  The provision for income taxes for the year ended December 31,
1998, 1997 and 1996, consisted of the following:
                          Current    Deferred   Total
                        --------- ----------- --------
1998
Federal                   $ 9,267    $  (294)  $ 8,973
State                       2,740       (205)    2,535
                        --------- ----------- --------
Total                     $12,007    $  (499)  $11,508
                            =====      ======    =====
1997
Federal                    $5,292    $(4,159)   $1,133
State                       1,495       (800)      695
                        --------- ----------- --------
Total                      $6,787    $(4,959)   $1,828
                            =====      ======    =====
1996
Federal                    $4,517    $(2,390)   $2,127
State                       1,276       (843)      433
                        --------- ----------- --------
Total                      $5,793    $(3,233)   $2,560
                            =====      ======    =====

  The Royalty Company's effective tax rate differs from the statutory federal income tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

  Deferred tax liabilities (assets) at December 31, 1998 and 1997 consisted of the following:

                                    1998      1997
Deferred liabilities:
Depreciation and amortization      $9,368   $12,568
Deferred assets:
Jr. SO4 royalty receivable              -    (5,300)
Deferred income                    (2,599)        -
                               ----------- ---------
Net deferred tax liability         $6,769   $ 7,268
                                  =======    ======

5.     SUBSEQUENT EVENTS

  On February 8, 1999, MidAmerican created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in the Company's power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

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

  EXECUTIVE OFFICER                    POSITION

  David  L.  Sokol               Chairman of the Board and  Chief
                                 Executive Officer; Director
  Gregory E. Abel                President and Chief Operating
                                 Officer, Director
  Steven  A.  McArthur           Senior  Vice  President,
                                 General Counsel and Secretary; Director
  Alan  L.  Wells                Senior Vice President and  Chief
                                 Financial Officer
  Frederick  L.  Manuel          Senior  Vice  President, Operations
  Patrick  J.  Goodman           Senior Vice President  and
                                 Chief Accounting Officer

       DAVID L. SOKOL, 42, Chairman of the Board and Chief Executive Officer. Mr. Sokol has been Chief Executive Officer since April 19, 1993 and served as President of MidAmerican from April 19, 1993 until January 21, 1995. He has been Chairman of the Board of Directors since May 1994 and a director of MidAmerican since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of PKS, and Ogden Projects, Inc.

      GREGORY E. ABEL, 36, President and Chief Operating Officer. Mr. Abel joined MidAmerican in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price
Waterhouse.  As  a Manager in the San Francisco office  of  Price
Waterhouse,  he  was  responsible  for  clients  in  the   energy
industry.

       STEVEN A. McARTHUR, 41, Senior Vice President, General Counsel and Secretary. Mr. McArthur joined MidAmerican in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

       ALAN L. WELLS, 39, Senior Vice President and Chief Financial Officer. Mr. Wells served as Vice President of MidAmerican Energy from November 1, 1996 to October 31, 1997 and held various executive and management positions with MidAmerican Energy and Iowa-Illinois from 1993 to October 31, 1996.

        FREDERICK L. MANUEL, 40, Senior Vice President - Operations. Prior to joining MidAmerican, he was employed by Chevron Corporation with responsibilities including land and offshore drilling, reservoir and production engineering, project management and technical research.

       PATRICK J. GOODMAN, 32, Senior Vice President and Chief Accounting Officer. Mr. Goodman joined MidAmerican in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

Item 11.    Executive Compensation

   The Funding Corporation's and the Guarantors' directors and executive officers receive no remuneration for serving in such capacities.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management


Description of Capital Stock

   As of December 31, 1998, the authorized capital stock of the Funding Corporation consisted of 1,000 shares of common stock, par value $.01 per share (the "Common Stock"), of which 100 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 1998, there was one holder of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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


Relationship of the Funding Corporation and the Guarantors to Magma and MidAmerican

   The Funding Corporation is a wholly owned direct subsidiary of Magma organized for the sole purpose of acting as issuer of the Securities. The Funding Corporation is restricted, pursuant to the terms of the Indenture, to acting as issuer of the Securities and other indebtedness as permitted under the Indenture, making loans to the Guarantors pursuant to the Credit Agreements, and transactions related thereto. The Funding Corporation and each of the Guarantors (and, in the case of SSBP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) have been organized and are operated as legal entities separate and apart from MidAmerican, Magma and any other Affiliates of MidAmerican or Magma, and, accordingly, the assets of the Funding Corporation and the Guarantors (and, in the case of SSBP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) will not be generally available to satisfy the obligations of MidAmerican, Magma or any other Affiliates of MidAmerican or Magma; provided, however, that unrestricted cash of the Funding Corporation and the Guarantors or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican, Magma or Affiliates thereof.

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

  (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October
13, 1998 reporting the completion of the institutional placement of $285 million principal amount of its 7.475% Senior Secured
Series F Bonds due November 30, 2018.

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

  Not Applicable

                           Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                                 Date

/s/  David L. Sokol*                                 March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                            March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                             March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                  March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                            March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                                  Date

/s/  David L. Sokol*                                    March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                               March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                                March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                     March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                               March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                                Date

/s/  David L. Sokol*                                  March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                             March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                              March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                   March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                             March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                              Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                               Date

/s/  David L. Sokol*                                March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                           March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                            March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                 March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                           March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                              Date

/s/  David L. Sokol*                                  March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                             March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                              March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                   March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                             March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

                              CALENERGY OPERATING CORPORATION

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

Signature                                                Date

/s/  David L. Sokol*                                   March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                              March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                               March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                    March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                              March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                              Date

/s/  David L. Sokol*                                March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                           March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                            March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                 March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                           March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                              Date

/s/  David L. Sokol*                               March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                          March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                           March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                          March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                            Date

/s/  David L. Sokol*                               March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                          March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                           March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                          March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                           Date

/s/  David L. Sokol*                             March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                        March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                         March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                              March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                        March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                               Date

/s/  David L. Sokol*                               March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                          March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                           March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                          March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                              Date

/s/  David L. Sokol*                                March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                           March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                            March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                 March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                           March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                           Date

/s/  David L. Sokol*                             March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                        March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                         March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                              March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                        March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                                Date

/s/  David L. Sokol*                                  March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                             March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                              March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                   March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                             March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 30, 1999.

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

Signature                                            Date

/s/  David L. Sokol*                               March 30, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Gregory E. Abel    *                          March 30, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                           March 30, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/  Alan L. Wells*                                March 30, 1999
Alan L. Wells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/   Patrick J. Goodman*                          March 30, 1999
Patrick J. Goodman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

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

4.1(e)    Fourth  Supplemental Indenture between Chemical  Trust
     Company of California and the Funding Corporation. *

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

4.3(c)    Second  Amended  and  Restated  Partnership   Secured
     Limited Guarantee, dated as of October 13, 1998 by by CEOC, and VPC, Conejo, Niguel, Sal Felipe, BNG, Del Ranch, Elmore, Leathers and Vulcan in favor of Chemical Trust Company of California. *

4.4 Royalty  Guarantor  Secured Limited Guarantee,  dated  as  of
    July  21, 1995, by the Royalty Guarantor in favor of Chemical
    Trust Company of California (incorporated by reference to Exhibit 4.4 to the Funding Corporation Form S-4).

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

4.6(c)     Second   Amendment  to  the  Collateral  Agency   and
     Intercreditor  Agreement, dated as of October  13,  1998,  by
     and   among   Credit  Suisse,  Chemical  Trust   Company   of
     California, the Funding Corporation and the Guarantors. *

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

4.8(c)     Purchase Agreement, dated October 13,  1998  by  and
     among CS First Boston Corporation, the Guarantors and the Funding Corporation. *

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

4.10(a)   Amendment to Notes and to Amended Debt Service  Reserve
      Letter of Credit and Reimbursement Agreement, dated October 13, 1998, by and among the Funding Corporation, certain banks and Credit Suisse, as agent. *

4.11 Revolving Credit Agreement, dated as of July 21, 1995, by and among Credit Suisse and the Funding Corporation
      (incorporated by reference to Exhibit 4.11 to the Funding Corporation Form S-4).

4.12 Salton Sea Credit Agreement, dated July 21, 1995, by and among SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 4.12 to the Funding Corporation Form S-4).

4.13 Salton Sea Project Note, dated July 21, 1995, by SSBP, SSPG and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13 to the Funding Corporation Form S-4).

4.13(a)    Salton Sea Project Note (SSI), dated October 13, 1998,
      by  SSBP,  SSPG  and  Fish  Lake  in  favor  of  the  Funding
      Corporation. *

4.13(b)    Salton  Sea  Project Note (SSIII), dated  October  13,
      1998, by SSBP, SSPG and Fish Lake in favor of the Funding. *

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

4.14(c)     Amended   and   Restated  Deposit  and   Disbursement
      Agreement, dated as of October 13, 1998, by and among the Funding Corporation, Chemical Trust Company of California and the Guarantors. *

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

4.18 Cost Overrun Commitment, dated as of July 21, 1995, between MidAmerican, SSPG, SSBP and Fish Lake (incorporated by reference to Exhibit 4.18 to the Funding Corporation Form S-
      4).

4.19(a)    Partnership  Guarantors Credit Agreement,  dated  July
      21, 1995, by and among CEOC, VPC and the Funding Corporation (incorporated by reference to Exhibit 4.19 to the Funding Corporation Form
      S-4).

4.19(b)    Amended  and Restated Partnership Guarantors  Credit
      Agreement,  dated June 20, 1996, by and    among the  Partnership
      Guarantors and the Funding Corporation (incorporated by reference to Exhibit 4.19 to the Funding Corporation II Form S-4).

4.19(c)    Second  Amended  and  Restated Partnership  Guarantors
      Credit Agreement, dated October 13, 1998, by and among the Partnership Guarantors and the Funding Corporation. *

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

4.31 Partnership Project Note, dated July 21, 1995, by VPC and CEOC in favor of the Funding Corporation.

4.31(a)    Partnership  Project  Note (SSI),  dated  October  13,
      1998, by VPC and CEOC in favor of the Funding Corporation. *

4.31(b)    Partnership  Project Note (SSII),  dated  October  13,
      1998, by VPC and CEOC in favor of the Funding Corporation. *

4.31(c)    Partnership  Project Note (SSIII), dated  October  13,
      1998, by VPC and CEOC in favor of the Funding Corporation. *

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

4.37(a)    First  Amendment to Deed of Trust, dated  October  13,
      1998 by Vulcan to Chicago Title Company for the use and benefit of Chemical Trust Company of California. *

4.38  Deed  of  Trust, dated as of June 20, 1996, by  Elmore  to
      Chicago  Title  Company for the use and benefit of Chemical
      Trust Company of California (incorporated by reference to Exhibit
      4.36 to the Funding Corporation II Form S-4).

4.38(a)    First  Amendment to Deed of Trust, dated  October  13,
      1998, by Elmore to Chicago Title Company for the use and benefit of Chemical Trust Company of California. *

4.39  Deed  of Trust, dated as of June 20, 1996, by Leathers  to
      Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit
      4.37 to the Funding Corporation II Form S-4).

4.39(a)    First  Amendment to Deed of Trust, dated  October  13,
      1998, by Leathers to Chicago Title Company for the use and benefit of Chemical Trust Company of California. *

4.40  Deed of Trust, dated as of June 20, 1996, by Del Ranch  to
      Chicago  Title  Company for the use and benefit of Chemical
      Trust Company of California (incorporated by reference to Exhibit
      4.38 to the Funding Corporation II Form S-4).

4.40(a)    First  Amendment to Deed of Trust, dated  October  13,
      1998, by Del Ranch to Chicago Title Company for the use and benefit of Chemical Trust Company of California. *

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

10.1(c)     Second  Amendment  to  Salton  Sea  Deed  of   Trust,
      Assignment of Rents, Security Agreement and Fixed Filing, dated as of October 13, 1998, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California. *

10.2 Collateral Assignment of Southern California Edison Company Agreements, dated as of July 21, 1995, by SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.2 to the Funding Corporation Form S-4).

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

24. Power of Attorney

27. Financial Data Schedule.

* Denotes documents to be filed with an amendment to this Form 10-K.