Form 10-K/A
period 1998-12-31
SALTON SEA FUNDING CORP
filed 1999-04-27
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-K/A
                         Amendment No. 1

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1998
                  Commission File No. 33-95538

                 SALTON SEA FUNDING CORPORATION
     (Exact name of registrant as specified in its charter)

Delaware                                     47-0790493
(State of                                    (I.R.S. Employer
Incorporation)                               Identification No.)

Salton Sea Brine Processing L.P.        California    33-0601721
Salton Sea Power Generation L.P.        California    33-0567411
Fish Lake Power LLC                     Delaware      33-0453364
Vulcan Power Company                    Nevada        95-3992087
CalEnergy Operating Corporation         Delaware      33-0268085
Salton Sea Royalty LLC                  Delaware      47-0790492
VPC Geothermal LLC                      Delaware      91-1244270
San Felipe Energy Company               California    33-0315787
Conejo Energy Company                   California    33-0268500
Niguel Energy Company                   California    33-0268502
Vulcan/BN Geothermal Power Company      Nevada        33-3992087
Leathers, L.P.                          California    33-0305342
Del Ranch, L.P.                         California    33-0278290
Elmore, L.P.                            California    33-0278294


      302 S. 36th Street, Suite 400-A, Omaha, NE     68131
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

               Yes    X                      No______

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  All common stock of Salton Sea Funding Corporation is held by
                      Magma Power Company.
 100  shares  of Common Stock were outstanding on  March  30, 1999.

     Documents incorporated by reference:  N/A

                           Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                                April 15,1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/   Patrick J. Goodman*                               April 15, 1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                 Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel*                                  April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/   Steven A. McArthur                                April 15,1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior   Vice  President,  Chief  Financial  Officer  and   Chief
Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                 Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior   Vice  President,  Chief  Financial  Officer  and   Chief
Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                              Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                  Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
 and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact



                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                 Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
 and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                 Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
 and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact


                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                  Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
 and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact



                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                  Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior   Vice  President,  Chief  Financial  Officer  and   Chief
Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                 Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior   Vice  President,  Chief  Financial  Officer  and   Chief
Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                 Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior   Vice  President,  Chief  Financial  Officer  and   Chief
Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact


                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                  Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
 and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                  Date

/s/   David L. Sokol*                                   April 15, 1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15, 1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15, 1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
 and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact

                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
 and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact


                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                 Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
 and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact


                           Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on April 15, 1999.

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

Signature                                                   Date

/s/   David L. Sokol*                                   April 15,1999
David L. Sokol
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/   Gregory E. Abel     *                             April 15,1999
Gregory E. Abel
Director, President and Chief Operating Officer

/s/  Steven A. McArthur                                 April 15, 1999
Steven A. McArthur
Director, Senior Vice President and Secretary

/s/    Patrick J. Goodman*                              April 15,1999
Patrick J. Goodman
Senior Vice President, Chief Financial Officer
 and Chief Accounting Officer
(Principal Accounting Officer)

* By: /s/ Steven A. McArthur
          Steven A. McArthur
          Attorney-in-fact



The undersigned registrant hereby amends and supplements Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, by filing herewith an amended and restated
Exhibit Index which shall read as follows and by filing herewith the following Exhibits noted by an asterisk (*):

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

3.15 By-laws of BNG (incorporated by reference to Exhibit 3.14 to the Funding Corporation II Form S-4).

3.16 Articles of Incorporation of San Felipe (incorporated by reference to Exhibit 3.15 to the Funding Corporation II Form S-
     4).

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

4.37 Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of July 21, 1995, by and among the Funding Corporation, certain banks and Credit Suisse, as agent (incorporated by reference to Exhibit 4.10 to the Funding Corporation Form S-4).

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

4.18Cost  Overrun Commitment, dated as of July 21, 1995,  between
    MidAmerican, SSPG, SSBP and Fish Lake (incorporated by reference to Exhibit 4.18 to the Funding Corporation Form S-
    4).

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