Form 10-Q
period 1999-03-31
SALTON SEA FUNDING CORP
filed 1999-05-14
CIK 949149

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999
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

     Yes    X                     No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on March 31, 1999.

                 SALTON SEA FUNDING CORPORATION

                           Form 10-Q

                         March 31, 1999
                         _____________

                        C O N T E N T S


                 PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements                              Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                               4

Balance Sheets, March 31, 1999 and December 31, 1998          5

Statements of Operations for the Three Months Ended
 March 31, 1999 and 1998                                      6

Statements of Cash Flows for the Three Months Ended
 March 31, 1999 and 1998                                      7

Notes to Financial Statements                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                               9

Combined Balance Sheets, March 31, 1999 and December 31, 199810

Combined Statements of Operations for the Three Months Ended
 March 31, 1999 and 1998                                     11

Combined Statements of Cash Flows for the Three Months Ended
 March 31, 1999 and 1998                                     12

Notes to Combined Financial Statements                       13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                              14

Combined Balance Sheets, March 31, 1999 and December 31, 199815

Combined Statements of Operations for the Three Months Ended
 March 31, 1999 and 1998                                     16

Combined Statements of Cash Flows for the Three Months Ended
 March 31, 1999 and 1998                                     17

Notes to Combined Financial Statements                       18

SALTON SEA ROYALTY COMPANY

Independent Accountants' Report                              19

Balance Sheets, March 31, 1999 and December 31, 1998         20

Statements of Operations for the Three Months Ended
 March 31, 1999 and 1998                                     21

Statements of Cash Flows for the Three Months Ended
 March 31, 1999 and 1998                                     22

Notes to Financial Statements                                23

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       24


                  PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                   34
Item 2.  Changes in Securities                               34
Item 3.  Defaults on Senior Securities                       34
Item 4.  Submission of Matters to a Vote of
         Security Holders                                    34
Item 5.  Other Information                                   34
Item 6.  Exhibits and Reports on Form 8-K                    34

Signatures                                                   35

Exhibit Index                                                36

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of March 31, 1999, and the related statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Salton Sea Funding Corporation as of December 31, 1998, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1999, (March 3, 1999 as to Note 4) we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 28, 1999

                SALTON SEA FUNDING CORPORATION

                        BALANCE SHEETS
       (Dollars in Thousands, Except per Share Amounts)



                                       March 31,    December 31,
                                         1999           1998
                                     ___________      __________
                                     (unaudited)
ASSETS
Cash                                   $  41,990      $  17,629
Prepaid expenses and other assets         17,129          6,768
Secured project notes from Guarantors    626,816        626,816
Investment in 1% of net assets of
  Guarantors                               8,240          8,124
                                      __________     __________
                                       $ 694,175      $ 659,337
                                      ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                    $  15,708      $   3,971
Due to affiliates                         39,541         16,612
Senior secured notes and bonds           626,816        626,816
                                      __________     __________
  Total liabilities                      682,065        647,399

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares          ---            ---
Additional paid-in capital                 5,366          5,366
Retained earnings                          6,744          6,572
                                      __________     __________
  Total stockholder's equity              12,110         11,938
                                      __________     __________
                                       $ 694,175      $ 659,337
                                      ==========     ==========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)


                                     Three Months Ended
                                          March 31,
                                      1999      1998
Revenues:

Interest income                   $  12,129  $  8,990
Equity in earnings of Guarantors        116       161
                                  _    ____  ________
Total revenues                       12,245     9,151
                                  _________  ________

Expenses:

General and administrative expenses     215       238
Interest expense                     11,737     8,259
                                  _________  ________
Total expenses                       11,952     8,497
                                  _________  ________
Income before income taxes              293       654
Provision for income taxes              121       269
                                  _________  ________
Net income                         $    172 $     385
                                  ========= =========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)

                                               Three Months Ended
                                                     March 31,
                                                1999     1998

Cash flows from operating activities:
  Net income                                $    172 $    385
  Adjustments to reconcile net income to net
     cash flow from operating activities:
  Equity in earnings of guarantors              (116)     (161)
  Changes in assets and liabilities:
     Prepaid expenses and other assets       (10,361)   (8,583)
     Accrued liabilities                      11,737     8,298
                                           __________ _________
  Net cash flows from operating activities     1,432       (61)
                                           __________ _________
Cash flows from investing activities:
  Principal repayments of secured project notes
    from Guarantors                              ---       ---
                                           __________ _________
  Net cash flows from investing activities       ---       ---
                                           __________ _________
Cash flows from financing activities:
  Increase in due to affiliates               22,929    54,648
  Repayment of senior secured notes and bonds    ---       ---
                                           __________ _________
  Net cash flows from financing activities    22,929    54,648
                                           __________ _________
Net change in cash                            24,361    54,587
Cash at the beginning of period               17,629    15,568
                                           __________ _________
Cash at the end of period                  $  41,990  $ 70,155
                                           ========== =========
Supplemental disclosures:
  Interest paid                            $     ---  $    ---
                                          =========== =========

The accompanying notes are an integral part of these financial  statements.

                 SALTON SEA FUNDING CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                     _____________________


1. General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The  unaudited financial statements shall be read in  conjunction
with   the   financial  statements  included   in   the   Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1998.

The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

2.  Disposition of power generation assets:

On February 8, 1999, MidAmerican Energy Holdings Company, the successor to CalEnergy Company, Inc. ("MidAmerican") created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of March 31, 1999, and the related combined statements of operations and cash flows for the three month period ended March 31, 1999 and 1998. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Salton Sea Guarantors as of December 31, 1998, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1999, (March 3, 1999 as to Note 6), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 28, 1999

                     SALTON SEA GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                       March 31,    December 31,
                                         1999           1998
                                      __________      _________
                                     (unaudited)
ASSETS
Restricted cash                        $  63,913     $  71,673
Accounts receivable                       10,269        15,957
Prepaid expenses and other assets         11,199        12,410
Property, plant, contracts and
 equipment, net                          486,389       480,293
Excess of cost over fair value of
 net assets acquired, net                 47,856        48,182
                                       _________      _________
                                       $ 619,626     $ 628,515
                                        ========       ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                       $     371     $     504
Accrued liabilities                       12,476         7,166
Due to affiliates                         13,260        30,688
Senior secured project note              310,030       310,030
                                       _________      _________
  Total liabilities                      336,137       348,388

Total Guarantors' equity                 283,489       280,127
                                       _________      _________
                                       $ 619,626     $ 628,515
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)




                                    Three Months Ended
                                        March 31
                                  _____________________
                                     1999      1998
                                   ________  ________
Revenues:

Sales of electricity               $ 18,272  $ 20,185
Interest and other income               792        15
                                    _______   _______
  Total revenues                     19,064    20,200
                                    _______   _______
Expenses:

Operating, general and
   administration                     7,308     6,747
Depreciation and amortization         4,022     3,714
Interest expense                      6,076     5,260
Less capitalized interest            (1,704)   (1,332)
                                    _______   _______
  Total expenses                     15,702    14,389
                                    _______   _______
Net income                         $  3,362  $  5,811
                                    =======   =======

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                               Three Months Ended
                                                    March 31,
                                              ___________________
                                                1999     1998
                                              _________ _________
Cash flows from operating activities:
Net income                                   $  3,362  $  5,811
Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization                4,022     3,714
   Changes in assets and liabilities:
    Accounts receivable                         5,688     3,200
    Prepaid expenses and other assets           1,211       866
    Accounts payable and accrued
     liabilities                                5,177     5,052
                                            _________  _________
Net cash flows from operating activities       19,460    18,643
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                           (9,792)   (1,498)
Decrease in restricted cash                     7,760       ---
                                            _________ _________
Net cash flows from investing activities       (2,032)   (1,498)

Cash flows from financing activities:
 Decrease in due to affiliates                (17,428)  (17,145)
 Repayments of senior secured project note        ---       ---
                                            ___________________
Net cash flows from financing activities      (17,428)  (17,145)
                                            _________  _________
Net change in cash                                ---       ---
Cash at beginning of period                       ---       ---
                                            _________ _________
Cash at end of period                       $     --- $     ---
                                            ========= =========


The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The  unaudited financial statements shall be read in  conjunction
with   the   financial  statements  included   in   the   Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1998.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

2. Disposition of power generation assets:

On February 8, 1999, MidAmerican Energy Holdings Company, the successor to CalEnergy Company, Inc. ("MidAmerican") created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 1999, and the related combined statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Partnership Guarantors' management.

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

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Partnership Guarantors as of December 31, 1998, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1999, (March 3, 1999 as to Note 10), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 28, 1999

                     PARTNERSHIP GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                        March 31,    December 31,
                                          1999           1998
                                     (unaudited)
ASSETS
Restricted cash                        $ 154,403      $ 164,983
Accounts receivable                       21,245         33,404
Prepaid expenses and other assets         22,898         23,088
Due from affiliates                      141,599        121,130
Property, plant, contracts and
 equipment, net                          412,761        399,817
Management fee                            71,277         71,596
Excess of cost over fair value of net
 assets acquired, net                    130,667        131,558
                                       _________      _________
                                       $ 954,850      $ 945,576
                                       =========      =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                       $   2,647      $   1,879
Accrued liabilities                       58,490         53,647
Senior secured project notes             293,576        293,576
Deferred income taxes                     98,758         97,641
                                       _________      _________
Total liabilities                        453,471        446,743

Commitments and Contingencies (Note 3)

Guarantors' equity:
Common stock                                   3              3
Additional paid-in capital               387,663        387,663
Retained earnings                        113,713        111,167
                                       _________      _________
Total Guarantors' equity                 501,379        498,833
                                       _________      _________
                                       $ 954,850      $ 945,576
                                       =========      =========



The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)


                                  Three Months Ended
                                        March 31,
                                     1999      1998
                                  _________ _________
Revenues:

Sales of electricity               $ 22,030  $ 34,097
Interest and other income             2,319       734
                                  _________ _________
Total revenues                       24,349    34,831
                                  _________ _________
Expenses:

Operating, general and
   administration                    11,207    14,090
Depreciation and amortization         6,218    10,155
Interest expense                      5,694     3,297
Less capitalized interest            (2,433)   (2,462)
                                  _________ _________

Total expenses                       20,686    25,080
                                  _________ _________

Income before income taxes            3,663     9,751
Provision for income taxes            1,117     3,801
                                  _________ _________

Net income                        $   2,546 $   5,950
                                  ========= =========



The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                             Three Months Ended
                                                   March 31,
                                                 1999     1998
                                            _________ _________
Cash flows from operating activities:
Net income                                  $   2,546 $   5,950
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Depreciation and amortization                6,218    10,155
   Deferred income taxes                        1,117     3,801
   Changes in assets and liabilities:
     Accounts receivable                       12,159        20
     Prepaid expenses and other assets            190     1,168
     Accounts payable and accrued
      liabilities                              5,611      2,432
                                            _________ _________
Net cash flows from operating activities       27,841    23,526
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                          (17,568)  (10,675)
Decrease in restricted cash                    10,580       ---
Management fee                                   (384)     (705)
                                            _________ _________
Net cash flows from investing activities       (7,372)  (11,380)
                                            _________ _________
Cash flows from financing activities:
Repayments of senior secured project notes        ---       ---
Increase in due from affiliates               (20,469)  (12,146)
                                            _________ _________
Net cash flows from financing activities      (20,469)  (12,146)
                                            _________ _________
Net change in cash                                ---       ---
Cash at beginning of period                       ---       ---
                                            _________ _________
Cash at end of period                       $     --- $     ---
                                            ========= =========

The accompanying notes are an integral part of these financial  statements.

                     PARTNERSHIP GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

1. General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The  unaudited financial statements shall be read in  conjunction
with   the   financial  statements  included   in   the   Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1998.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

2.  Disposition of power generation assets:

On February 8, 1999, MidAmerican Energy Holdings Company, the successor to CalEnergy Company, Inc. ("MidAmerican") created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

3. Contingencies:

On February 26, 1998, Del Ranch and Elmore initiated an action against Edison in Imperial County Superior Court for payment for energy delivered to Edison pursuant to long term power sale agreements at the escalated rate of 14.6 cents for 1998. For the Elmore and Del Ranch partnerships, Edison has asserted that prices should not be escalated for 1998 and made payments for energy deliveries at 13.6 cents per kWh in 1998. That action is in the early discovery stages and the Del Ranch and Elmore partnerships intend to vigorously prosecute all available claims.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of March 31, 1999, and the related statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Salton Sea Royalty Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Salton Sea Royalty Company as of December 31, 1998, and the related statements of operations, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1999, (March 3, 1999 as to Note 5), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 28, 1999
                   SALTON SEA ROYALTY COMPANY

                         BALANCE SHEETS
        (Dollars in Thousands, Except per Share Amounts)


                                        March 31,   December 31,
                                          1999          1998
                                      ___________   ___________
                                      (unaudited)
ASSETS
Due from affiliates                     $  53,961     $  50,928
Royalty stream, net                        20,710        22,932
Excess of cost over fair value of net assets
  acquired, net                            32,961        33,188
Prepaid expenses and other assets             443           513
                                       __________    __________
                                       $  108,075    $  107,561
                                       ==========    ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                     $  35,332    $   39,584
Senior secured project note                23,210        23,210
Deferred income taxes                       5,891         6,769
                                       __________    __________
  Total liabilities                        64,433        69,563

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding      -             -
Additional paid-in capital                  1,561         1,561
Retained earnings                          42,081        36,437
                                       __________    __________
Total equity                               43,642        37,998
                                       __________    __________
                                       $  108,075    $  107,561
                                       ==========    ==========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)



                                               Three Months Ended
                                                     March 31,
                                              _____________________
                                                1999         1998
                                              _______      _______
Revenues:
Royalty income                               $  13,459    $ 12,038

Expenses:
Operating, general and
  administrative expenses                        1,108       1,859
Amortization of royalty stream
   and goodwill                                  2,449       2,449
Interest expense                                   468         776
                                             _________  __________
Total expenses                                   4,025       5,084
                                             _________  __________

Income before income taxes                       9,434       6,954
Provision for income taxes                       3,790       2,625
                                             _________  __________

Net income                                     $ 5,644     $ 4,329
                                             =========  ==========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)
                          (Unaudited)


                                             Three Months Ended
                                                  March 31,
                                            _____________________
                                                1999       1998
                                            _________    ________
Cash flows from operating activities:
Net income                                   $  5,644  $  4,329
Adjustments to reconcile net income to net
  cash flow from operating activities:
   Amortization of royalty stream and goodwill  2,449     2,449
   Changes in assets and liabilities:
   Prepaid expenses and other assets               70       117
    Accrued liabilities and deferred income
     taxes                                     (5,130)    6,125
Net cash flows from operating activities        3,033    13,020

Net cash flows from financing activities:
Increase in due from affiliates                (3,033)  (13,020)
Repayment of senior secured project note          ---       ---
                                            _________ _________
Net cash flows from financing activities       (3,033)  (13,020)

Net change in cash                                ---       ---
Cash at beginning of period                       ---       ---
                                            _________ _________
Cash at end of period                     $       --- $    ----
                                            ========= =========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

1. General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The  unaudited financial statements shall be read in  conjunction
with   the   financial  statements  included   in   the   Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1998.

2.  Disposition of power generation assets:

On February 8, 1999, MidAmerican Energy Holdings Company, the successor to CalEnergy Company, Inc. ("MidAmerican") created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

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

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership, December 1998, for the Hoch (Del Ranch) and Elmore Partnerships, and extend until December 1999 for the Leathers Partnership.

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

Results of Operations:  (continued)

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents per kWh during the three months ended March 31, 1999. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expires April 4, 2000 for Salton Sea II and expired on February 13, 1999 for Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

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

For the three months ended March 31, 1999, Edison's average Avoided Cost of Energy was 2.6 cents per kWh which is substantially below the contract energy prices earned for the three months ended March 31, 1999. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under such Agreements will likely decline significantly after the expiration of the respective scheduled payment periods.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Salton Sea Units I, II, III and IV:

                                     Three Months Ended
                                          March 31,
                                   _____________________
                                       1999      1998
                                     ________ _________
Overall capacity factor                 83.8%     81.4%
Capacity (NMW) (average)                119.4     119.4
kWh produced (in thousands)           216,000   209,900

The overall capacity factor for the Salton Sea Projects increased for the three months ended March 31, 1999 compared to the same period in 1998 due to scheduled overhauls in February 1998.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                      Three Months Ended
                                           March 31,
                                    _____________________
                                       1999      1998
                                     ________ _________
Overall capacity factor                106.8%     98.4%
Capacity (NMW) (average)                  148       148
kWh produced (in thousands)           341,500   314,500

The   overall  capacity  factor  for  the  Partnership   Projects
increased for the three months ended March 31, 1999 compared to the same period in 1998 due to scheduled overhauls at Leathers and Elmore in 1998.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

Revenues:

The Salton Sea Guarantors' sales of electricity decreased to $18,272 for the three months ended March 31, 1999 from $20,185 for the same period in 1998, a 9.5% decrease. This decrease was primarily due to the expiration of the scheduled price period at Salton Sea Unit III in February, 1999.

The Partnership Guarantors' sales of electricity decreased to $22,030 for the three months ended March 31, 1999 from $34,097 for the same period in 1998, a 35.4% decrease. This decrease was due to the expiration of the fixed price period at Elmore and Del Ranch at December 31, 1998.

The Royalty Guarantor revenue increased to $13,459 for the three months ended March 31, 1999 from $12,038 for the same period last year. This increase was due primarily to an increase in East Mesa royalty income related to a royalty settlement.

Operating Expenses:

The  Salton  Sea  Guarantors' operating expenses,  which  include royalty,  operating,  and  general and  administrative  expenses, increased  to $7,308, for the three months ended March  31,  1999 from $6,747 for the same period in 1998.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $11,207 for the three months ended March 31, 1999 from $14,090 for the same period in 1998. The decrease was due to a reduction in royalty expenses due to the lower revenues.

The Royalty Guarantors' operating expenses decreased to $1,108 for the three months ended March 31, 1999 from $1,859 for the same period in 1998, a 40.4% decrease. This decrease was due to lower royalty costs due to the end of the scheduled price period at Del Ranch and Elmore.

Depreciation and Amortization:

The   Salton   Sea  Guarantors'  depreciation  and   amortization
increased  to  $4,022 for the three months ended March  31,  1999 from $3,714 for the same period of 1998, an 8.3% increase.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Partnership Guarantors' depreciation and amortization decreased to $6,218 for the three months ended March 31, 1999 from $10,155 for the same period in 1998. The decrease was due primarily to lower step up depreciation amortization after the end of the scheduled price period at Del Ranch and Elmore.

The Royalty Guarantors' amortization was $2,449 for the three months ended March 31, 1999 compared to $2,449 for the same period of 1998.

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $4,372 for the three months ended March 31, 1999 from $3,928 for the same period in 1998, a 11.3% increase. The increase was due to increased indebtedness from the issuance of the Series F notes in October 1998.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $3,261 for the three months ended March 31, 1999 from $835 for the same period in 1998. The increase was due to increased indebtedness from the issuance of the Series F notes in October 1998.

The Royalty Guarantors' interest expense decreased to $468 for the three months ended March 31, 1999 from $776 from the same period in 1998. The decrease was due to reduced indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision decreased to $1,117 for the three months ended March 31, 1999 from $3,801 for the same period in 1998, a 70.6% decrease. This decrease was primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Royalty Guarantor's income tax provision was $3,790 for the three months ended March 31, 1999 compared to $2,625 for the same period in 1998. This increase was primarily due to higher pre-tax income. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income:

The Salton Sea Funding Corporation's net income for the three months ended March 31, 1999 was $172 compared to $385 for the same period in 1998. The net income primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income decreased to $3,362 for the three months ended March 31, 1999 compared to $5,811 for the same period of 1998.

The Partnership Guarantors' net income decreased to $2,546 for the three months ended March 31, 1999 compared to $5,950 for the same period of 1998.

The Royalty Guarantors' net income increased to $5,644 for the three months ended March 31, 1999 compared to $4,329 for the same period of 1998.

Liquidity and Capital Resources:

Salton Sea Minerals LLC, a Partnership Guarantor ("Minerals LLC") developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Zinc Recovery Project") as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project.

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

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200,900. The Company has incurred $31,500 of such costs through March 31, 1999.

Salton Sea Power LLC, a Salton Sea Guarantor, is constructing Salton Sea V. Salton Sea V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX").

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

CE  Turbo  LLC, a Partnership Guarantor, is constructing  the  CE
Turbo  Project.  The CE Turbo Project will have a capacity of  10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the PX.

The Partnership Projects are upgrading the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the Region 2 Brine Facilities Construction. In addition to incorporating the pH modification process, which has reduced operating costs at the Salton Sea Projects, the new, more efficient facilities will achieve economies through improved brine processing systems and the utilization of more modern equipment. The Partnership Projects expect these improvements will reduce brine-handling operating costs at the Vulcan Project and the Del Ranch Project.

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

The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K
issue.   The  Company  created a Y2K project  team  to  identify,
assess and correct all of its information technology (IT) and non-IT systems, as well as, identify and assess third party systems. The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in the process of repairing or replacing those systems which it believes are not year 2000 compliant. Through March 31, 1999, the Company is approximately 99% complete in repairing or replacing those systems. The Company expects to be 100% complete of correcting, testing, and compliance of those systems by June, 1999.

Total Y2K expenditures, for both repairing or replacing non-compliant systems, are expected to total approximately $100. The Company has renovated or replaced several non-compliant systems to gain enhanced functionalities. The cost of these types of renovations and replacements is not reported herein since their development and installation were not driven by Y2K concerns. The Company is not aware of any additional material costs needed to be incurred to bring all of its systems into compliance; however, there is no assurance that additional costs will not be incurred.

A contingency plan identifying credible worst-case scenarios is being developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails planning to restore services in the event that year 2000 problems occur. It is expected that the contingency plan will be complete by mid-year 1999.

Although management believes that the Y2K project will be substantially complete before January 1, 2000, any unforeseen failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

Inflation has not had a significant impact on the Guarantors' operating revenue and costs.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Liquidity and Capital Resources: (continued)

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

                 SALTON SEA FUNDING CORPORATION

                  PART II - OTHER INFORMATION


Item 1 -  Legal proceedings.

    Neither   the   Salton  Sea  Funding  Corporation   nor   the
    Guarantors are parties to any material legal matters except those described in Footnote 3 of the Partnership Guarantors financial statements.

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


                              SALTON SEA FUNDING CORPORATION


Date:  May 13, 1999           /s/  Patrick J. Goodman

                                 Patrick J. Goodman
                                 Senior Vice President and
                                 Chief Financial Officer

                          EXHIBIT INDEX

Exhibit                                                    Page
  No.                                                       No.

  27     Financial Data Schedule                            37