Form 10-Q
period 1999-06-30
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC; SALTON SEA ROYALTY CO; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P
filed 1999-08-16
CIK 949149, 949256, 949258, 949260, 949262, 949462, 1017939, 1017941, 1017943, 1017945

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999
          Commission File No.        33-95538

                 SALTON SEA FUNDING CORPORATION
     (Exact name of registrant as specified in its charter)

                           47-0790493
               (IRS Employer Identification No.)

Salton Sea Brine Processing L.P.  California   33-0601721
Salton Sea Power Generation L.P.  California   33-0567411
Fish Lake Power LLC               Delaware     33-0453364
Vulcan Power Company              Nevada       95-3992087
CalEnergy Operating Corporation   Delaware     33-0268085
Salton Sea Royalty LLC            Delaware     47-0790492
VPC Geothermal LLC                Delaware     91-1244270
San Felipe Energy Company         California   33-0315787
Conejo Energy Company             California   33-0268500
Niguel Energy Company             California   33-0268502
Vulcan/BN Geothermal Power Company  Nevada     33-3992087
Leathers, L.P.                    California   33-0305342
Del Ranch, L.P.                   California   33-0278290
Elmore, L.P.                      California   33-0278294
Salton Sea Power LLC              Delaware     47-0810713
CalEnergy Minerals LLC            Delaware     47-0810718
CE Turbo LLC                      Delaware     47-0812159
CE Salton Sea Inc.                Delaware     47-0810711
Salton Sea Minerals Corporation   Delaware     47-0811261
(Exact name of Registrants    (State or other    (I.R.S. Employer
as specified in their charters) jurisdiction of  Identification No.)
                         incorporation or organization)

 302 S. 36th Street, Suite 400-A, Omaha, NE     68131
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

     Yes    X                     No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on June 30, 1999.

                 SALTON SEA FUNDING CORPORATION

                           Form 10-Q

                         June 30, 1999
                         _____________

                        C O N T E N T S


                 PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements                                            Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                            4

Balance Sheets, June 30, 1999 and December 31, 1998                        5

Statements of Operations for the Three and Six Months Ended
 June 30, 1999 and 1998                                                    6

Statements of Cash Flows for the Six Months Ended
 June 30, 1999 and 1998                                                    7

Notes to Financial Statements                                              8

SALTON SEA GUARANTORS

Independent Accountants' Report                                            9

Combined Balance Sheets, June 30, 1999 and December 31, 1998               10

Combined Statements of Operations for the Three and Six Months
Ended June 30, 1999 and 1998                                               11

Combined Statements of Cash Flows for the Six Months Ended
 June 30, 1999 and 1998                                                    12

Notes to Combined Financial Statements                                     13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                            14

Combined Balance Sheets, June 30, 1999 and December 31, 1998               15

Combined  Statements of Operations for the Three and  Six  Months
Ended June 30, 1999 and 1998                                               16

Combined Statements of Cash Flows for the Six Months Ended
 June 30, 1999 and 1998                                                    17

Notes to Combined Financial Statements                                     18

SALTON SEA ROYALTY COMPANY

Independent Accountants' Report                                            19

Balance Sheets, June 30, 1999 and December 31, 1998                        20

Statements of Operations for the Three and Six Months Ended
 June 30, 1999 and 1998                                                    21

Statements of Cash Flows for the Six Months Ended
 June 30, 1999 and 1998                                                    22

Notes to Financial Statements                                              23

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     24


                  PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 33
Item 2.  Changes in Securities                                             33
Item 3.  Defaults on Senior Securities                                     33
Item 4.  Submission of Matters to a Vote of Security Holders               33
Item 5.  Other Information                                                 33
Item 6.  Exhibits and Reports on Form 8-K                                  33

Signatures                                                                 34

Exhibit Index                                                              35

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of June 30, 1999, and the related statements of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 26, 1999

                SALTON SEA FUNDING CORPORATION

                        BALANCE SHEETS
       (Dollars in Thousands, Except per Share Amounts)



                                        June 30,      December 31,
                                          1999            1998
                                       ___________     __________
                                        (unaudited)
ASSETS
Cash                                $     12,349      $  17,629
Prepaid expenses and other assets          4,695          6,768
Secured project notes from Guarantors    597,898        626,816
Investment in 1% of net assets of
  Guarantors                               8,332          8,124
                                      __________     __________
                                     $   623,274      $ 659,337
                                      ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                $       3,740      $   3,971
Due to affiliates                          9,369         16,612
Senior secured notes and bonds           597,898        626,816
                                      __________     __________
  Total liabilities                      611,007        647,399

Stockholder's equity:
Common stock--authorized 1,000
  shares, par value $.01 per share;
  issued and outstanding 100 shares          ---            ---
Additional paid-in capital                 5,366          5,366
Retained earnings                          6,901          6,572
                                      __________     __________
  Total stockholder's equity              12,267         11,938
                                      __________     __________
                                    $    623,274      $ 659,337
                                      ==========     ==========

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)

                            Three Months Ended June 30 Six Months Ended June 30,
                                1999         1998            1999     1998
Revenues:

Interest income           $     11,982  $    8,719      $  24,111  $  17,709
Equity in earnings of
 Guarantors                         92         236            208        397

Total revenues                  12,074       8,955         24,319     18,106
                             _________    ________        _______    _______

Expenses:

General and administrative
 expenses                          188         235            403       473
Interest expense                11,622       8,020         23,359    16,279
                             _________    ________        _______   _______
Total expenses                  11,810       8,255         23,762    16,752
                             _________    ________        _______   _______
Income before income taxes         264         700            557     1,354
Provision for income taxes         107         286            228       555
                             _________    ________        _______   _______
Net income                   $     157    $    414        $   329   $   799
                             =========    ========        =======   =======

The accompanying notes are an integral part of these financial  statements.

                SALTON SEA FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                              1999      1998

Cash flows from operating activities:
  Net income                                             $     329    $    799
  Adjustments to reconcile net income to net
     cash flows from operating activities:
  Equity in earnings of guarantors                            (208)       (397)
  Changes in assets and liabilities:
     Prepaid expenses and other assets                       2,073         296
     Accrued liabilities                                      (231)       (375)
                                                         __________   _________
  Net cash flows from operating activities                   1,963         323
                                                         __________   ________
Cash flows from investing activities:
  Principal repayments of secured project notes
    from Guarantors                                         28,918      53,469
                                                        __________   _________
  Net cash flows from investing activities                  28,918      53,469
                                                          ________   _________
Cash flows from financing activities:
  Decrease in due to affiliates                             (7,243)     (9,907)
  Repayment of senior secured notes and bonds              (28,918)    (53,469)
                                                        __________   _________
  Net cash flows from financing activities                 (36,161)    (63,376)
                                                        __________   _________
Net change in cash                                          (5,280)     (9,584)
Cash at the beginning of period                             17,629      15,568
                                                        __________   _________
Cash  at  the  end  of period                           $   12,349   $   5,984
                                                        ==========   =========


The accompanying notes are an integral part of these financial  statements.

                 SALTON SEA FUNDING CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                     _____________________


1. General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30,
1999 and 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of June 30, 1999, and the related combined statements of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 26, 1999

                     SALTON SEA GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)


                                       June  30,     December 31,
                                         1999           1998
                                      __________      _________
                                     (unaudited)
ASSETS
Restricted cash                       $   49,348     $  71,673
Accounts receivable                       20,258        15,957
Prepaid expenses and other assets         10,390        12,410
Property, plant, contracts and
    equipment, net                       500,131       480,293
Excess of cost over fair value of net assets
   acquired, net                          47,530        48,182
                                       _________      _________
                                       $ 627,657     $ 628,515
                                        ========       ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                      $      560     $     504
Accrued liabilities                        9,043         7,166
Due to affiliates                         27,172        30,688
Senior secured project note              301,992       310,030
                                       _________      _________
  Total liabilities                      338,767       348,388

Total Guarantors' equity                 288,890       280,127
                                       _________      _________
                                       $ 627,657     $ 628,515
                                       =========      =========

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)




                                          Three Months Ended  Six Months Ended
                                                June 30            June 30
                                              ___________       ___________
                                            1999       1998     1999     1998
                                        ________    ________  ________  _______
Revenues:

Sales of electricity                    $ 19,546  $ 27,612   $ 37,818 $ 47,797
Interest and other income                    651         7      1,443       22
                                         _______   _______    _______   _______
  Total revenues                          20,197    27,619     39,261   47,819
                                         _______   _______    _______   _______
Expenses:

Operating, general and administration      6,227     7,800     13,535   14,547
Depreciation and amortization              4,421     3,726      8,443    7,440
Interest expense                           6,095     5,199     12,171   10,459
Less capitalized interest                 (1,947)   (1,280)    (3,651)  (2,612)
                                         _______    _______   _______   _______
  Total expenses                          14,796    15,445     30,498   29,834
                                         _______    _______   _______   _______
Net income                              $  5,401  $ 12,174   $  8,763 $ 17,985
                                         =======    =======   =======   =======

The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)
                                                Six Months Ended
                                                     June 30,
                                              ____________________

                                                 1999    1998
Cash flows from operating activities:
Net income                                 $    8,763 $ 17,985
Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization                8,443    7,440
   Changes in assets and liabilities:
    Accounts receivable                       (4,301)   (3,789)
    Prepaid expenses and other assets           2,020     1,897
    Accounts payable and accrued liabilities    1,933    (1,152)
                                            _________  _________
Net cash flows from operating activities       16,858    22,381
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                          (27,629)   (3,610)
Decrease in restricted cash                    22,325       ---
                                            _________ _________
Net cash flows from investing activities       (5,304)   (3,610)

Cash flows from financing activities:
Increase (decrease) in due to affiliates       (3,516)     954
 Repayments of senior secured project note     (8,038) (19,725)
                                            __________ _________
Net cash flows from financing activities      (11,554) (18,771)
                                            _________ _________
Net change in cash                                ---       ---
Cash at beginning of period                       ---       ---
                                            _________ _________
Cash at end of period                       $     --- $     ---
                                            ========= =========


The accompanying notes are an integral part of these financial  statements.

                     SALTON SEA GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________


1. General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the financial statements included in the Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1998.

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

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of June 30, 1999, and the related combined statements of operations for the three and six month periods ended June 30 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Partnership Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 26, 1999

                     PARTNERSHIP GUARANTORS

                    COMBINED BALANCE SHEETS
                     (Dollars in Thousands)

                                                     June 30,    December 31,
                                                       1999           1998
                                                    (unaudited)
ASSETS
Restricted cash                                      $ 128,352      $ 164,983
Accounts receivable                                     24,710         33,404
Prepaid expenses and other assets                       23,516         23,088
Due from affiliates                                    119,803        121,130
Property, plant, contracts and equipment, net          446,636        399,817
Management fee                                          71,041         71,596
Excess of cost over fair value of net assets
  acquired, net                                        129,776        131,558
                                                      _________      _________
                                                     $ 943,834      $ 945,576
                                                     =========      =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                    $    3,686      $   1,879
Accrued liabilities                                     55,687         53,647
Senior secured project notes                           277,394        293,576
Deferred income taxes                                  101,772         97,641
                                                     _________      _________
Total liabilities                                      438,539        446,743

Commitments and Contingencies (Note 3)

Guarantors' equity:
Common stock                                                3              3
Additional paid-in capital                            387,663        387,663
Retained earnings                                     117,629        111,167
                                                    _________      _________
Total Guarantors' equity                              505,295        498,833
                                                    _________      _________
                                                    $ 943,834      $ 945,576
                                                    =========      =========



The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS

               COMBINED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)

                                        Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                          1999      1998      1999      1998
                                       _________ _________ _________ _________
Revenues:

Sales of electricity                   $ 24,222  $ 39,574  $ 46,252  $ 73,671
Interest and other income                 2,155     1,298     4,474     2,032
                                        _________ _________ _________ _________
Total revenues                           26,377    40,872    50,726    75,703
                                        _________ _________ _________ _________
Expenses:

Operating, general and administration    11,858    15,694    23,065    29,784
Depreciation and amortization             6,262    14,011    12,480    24,166
Interest expense                          5,641     2,456    11,335     5,753
Less capitalized interest                (4,314)   (2,425)   (6,747)   (4,887)
                                        _________ _________ _________ _________

Total expenses                           19,447    29,736    40,133    54,816
                                        _________ _________ _________ _________
Income before income taxes                6,930    11,136    10,593    20,887
Provision for income taxes                3,014     4,357     4,131     8,158
                                        _________ _________ _________ _________

Net income                            $   3,916 $   6,779 $   6,462 $  12,729
                                        ========= ========= ========= =========



The accompanying notes are an integral part of these financial  statements.

                    PARTNERSHIP GUARANTORS
               COMBINED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                          (Unaudited)

                                              Six Months Ended
                                                  June 30,
                                                1999       1998
                                             _________ _________
Cash flows from operating activities:
Net income                                  $   6,462 $  12,729
Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization               12,480    24,166
   Deferred income taxes                        4,131     8,158
   Changes in assets and liabilities:
     Accounts receivable                        8,694   (10,280)
     Prepaid expenses and other assets           (428)   (3,197)
     Accounts payable and accrued
      liabilities                               3,847    (1,348)
                                            _________ _________
Net cash flows from operating activities       35,186    30,228
                                            _________ _________
Cash flows from investing activities:
Capital expenditures                          (56,111)  (19,671)
Decrease in restricted cash                    36,631       ---
Management fee                                   (851)   (1,479)
                                            _________ _________
Net cash flows from investing activities      (20,331)  (21,150)
                                            _________ _________
Cash flows from financing activities:
Repayments of senior secured project notes    (16,182)  (25,881)
Decrease in due from affiliates                 1,327    16,803
                                            _________ _________
Net cash flows from financing activities      (14,855)   (9,078)
                                            _________ _________
Net change in cash                                ---       ---
Cash at beginning of period                       ---       ---
                                            _________ _________
Cash at end of period                       $     --- $     ---
                                            ========= =========

The accompanying notes are an integral part of these financial  statements.

                     PARTNERSHIP GUARANTORS

             NOTES TO COMBINED FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

1. General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the financial statements included in the Funding
Corporation's  annual  report on Form 10-K  for  the  year  ended
December 31, 1998.

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

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of June 30, 1999, and the related statements of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Salton Sea Royalty Company's management.

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



DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 26, 1999

                   SALTON SEA ROYALTY COMPANY

                         BALANCE SHEETS
        (Dollars in Thousands, Except per Share Amounts)

                                         June 30,    December 31,
                                          1999           1998
                                      ___________     ___________
                                      (unaudited)
ASSETS
Due from affiliates                    $   51,182    $   50,928
Royalty stream, net                        18,489        22,932
Excess of cost over fair value of net assets
  acquired, net                            32,734        33,188
Prepaid expenses and other assets             374           513
                                       __________    __________
                                       $  102,779    $  107,561
                                       ==========    ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                    $   35,668     $  39,584
Senior secured project note                18,512        23,210
Deferred income taxes                       5,014         6,769
                                       __________    __________
  Total liabilities                        59,194        69,563

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding      -             -
Additional paid-in capital                  1,561         1,561
Retained earnings                          42,024        36,437
                                       __________    __________
Total equity                               43,585        37,998
                                       __________    __________
                                       $  102,779    $  107,561
                                       ==========    ==========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF OPERATIONS
                     (Dollars in Thousands)
                          (Unaudited)

                                        Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                        ___________________   _________________

                                         1999        1998      1999       1998
                                       _______     _______    _______    _______
Revenues:
Royalty income                         $ 3,770     $12,642    $17,229  $24,680

Expenses:
Operating, general and
  administrative expenses                1,046       2,032      2,154    3,891
Amortization of royalty stream
   and goodwill                          2,448       2,448      4,897    4,897
Interest  expense                          446         739        914    1,515
                                       ________    ________   ________ ________
Total expenses                           3,940       5,219      7,965   10,303
                                       ________    ________   ________ ________

Income  (loss) before income taxes        (170)      7,423      9,264   14,377
Provision for (benefit from) income taxes (113)      2,791      3,677    5,416
                                       ________    ________   ________ ________

Net income (loss)                      $   (57)    $ 4,632    $ 5,587  $ 8,961
                                       ========    ========   ======== ========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                   STATEMENTS OF CASH FLOWS
                    (Dollars in Thousands)
                          (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                           _______  _______
                                                             1999    1998
                                                           _______  _______
Cash flows from operating activities:
Net income                                              $   5,587 $   8,961
Adjustments to reconcile net income to net
  cash flows from operating activities:
   Amortization of royalty stream and goodwill              4,897     4,897
   Changes in assets and liabilities:
   Prepaid expenses and other assets                          139       234
   Accrued liabilities and deferred income taxes           (5,671)   11,047

Net cash flows from operating activities                    4,952    25,139

Net cash flows from financing activities:
Increase in due from affiliates                              (254)  (17,276)
Repayment of senior secured project note                   (4,698)   (7,863)
                                                         _________ _________
Net cash flows from financing activities                   (4,952)  (25,139)

Net change in cash                                            ---       ---
Cash at beginning of period                                   ---       ---
                                                         _________ _________
Cash at end of period                                    $    ---  $    ---
                                                         ========= =========

The accompanying notes are an integral part of these financial  statements.

                   SALTON SEA ROYALTY COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                         (in thousands)
                      ____________________

1. General:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership, December 1998 for the Hoch (Del Ranch) and Elmore Partnerships, and extend until December 1999 for the Leathers Partnership.

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

Results of Operations:  (continued)

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents per kWh during the six months ended June 30, 1999. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

For the six months ended June 30, 1999, Edison's average Avoided Cost of Energy was 2.7 cents per kWh which is substantially below the contract energy prices earned for the six months ended June 30, 1999. Estimates of Edison's future Avoided Cost of Energy
vary       substantially      from      year       to       year.

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

The   following   data  includes  the  aggregate   capacity   and
electricity production of Salton Sea Units I, II, III and IV:


                                    Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                   _____________________      __________________
                                    1999           1998        1999       1998
                                  ________      ________      ______     _______
Overall capacity factor             93.3%         98.0%        88.6%      90.2%
Capacity (NMW) (average)            119.4         119.4        119.4     119.4
kWh produced (in thousands)       243,300       258,000      459,300   467,900

The overall capacity factor for the Salton Sea Projects decreased marginally for the six months ended June 30, 1999 compared to the same period in 1998 due to reduced production at Region I.

The   following   data  includes  the  aggregate   capacity   and
electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                      Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                     ____________________     _________________

                                      1999         1998       1999        1998
                                    ________    _________   ________    _______
Overall capacity factor               94.6%       93.5%       100.7%     95.9%
Capacity (NMW) (average)                148         148          148       148
kWh produced (in thousands)         305,900     302,100      647,400   616,600

The   overall  capacity  factor  for  the  Partnership   Projects
increased for the six months ended June 30, 1999 compared to the same period in 1998 due to scheduled overhauls at Leathers and Elmore in 1998.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

Revenues:

The Salton Sea Guarantors' sales of electricity decreased to $19,546 for the three months ended June 30, 1999 from $27,612 for the same period in 1998, a 29.2% decrease. For the six months ended June 30, 1999, revenues decreased to $37,818 from $47,797 in 1998, a 20.9% decrease. These decreases were primarily due to the expiration of the fixed price period at Salton Sea Unit III in February, 1999.

The Partnership Guarantors' sales of electricity decreased to $24,222 for the three months ended June 30, 1999 from $39,574 for the same period in 1998, a 38.8% decrease. For the six month period ended June 30, 1999, sales of electricity decreased to $46,252 from $73,671 in 1998, a 37.2% decrease. These decreases were due to the expiration of the scheduled price period at Elmore and Del Ranch at December 31, 1998.

The Royalty Guarantor revenue decreased to $3,770 for the three months ended June 30, 1999 from $12,642 for the same period last year. For the six month period ended June 30, 1999, revenue decreased to $17,229 from $24,680 in 1998. This decrease was due primarily to a decrease in East Mesa royalty income related to a royalty settlement and a reduction in royalty income from Del Ranch and Elmore due to lower revenue.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $6,227, for the three months ended June 30, 1999 from $7,800 for the same period in 1998. For the six month period ended June 30, 1999, operating expenses decreased to $13,535 from $14,547 in 1998. These decreases were primarily due to lower royalty costs resulting from lower revenues.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $11,858 for the three months ended June 30, 1999 from $15,694 for the same period in 1998. For the six month period ended June 30, 1999, operating expenses decreased to $23,065 from $29,784 in 1998, a 22.6% decrease. These decreases were primarily due to a reduction in royalty expenses due to the lower revenues.

The Royalty Guarantors' operating expenses decreased to $1,046 for the three months ended June 30, 1999 from $2,032 for the same period in 1998, a 48.5% decrease. For the six month period ended June 30, 1999, operating expenses decreased to $2,154 from $3,891 in 1998, a 44.6% decrease. These decreases were due to lower royalty costs due to the end of the scheduled price period at Del Ranch and Elmore.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $4,421 for the three months ended June 30, 1999 from $3,726 for the same period of 1998, an 18.7% increase. For the six month period ended June 30, 1999, depreciation and amortization increased to $8,443 from $7,440 in 1998. The increase was due to an increase in step up depreciation charges.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Partnership Guarantors' depreciation and amortization decreased to $6,262 for the three months ended June 30, 1999 from $14,011 for the same period in 1998. For the six month period ended June 30, 1999, depreciation and amortization decreased to $12,480 from $24,166 in 1998. The decrease was due primarily to lower step up depreciation amortization after the end of the scheduled price period at Del Ranch and Elmore.

The  Royalty  Guarantors' amortization was $2,448 for  the  three months ended June 30, 1999 compared to $2,448 for the same period
of  1998.    For  the  six  month period  ended  June  30,  1999,
amortization was $4,897 compared to $4,897 in 1998.

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $4,148 for the three months ended June 30, 1999 from $3,919 for the same period in 1998, a 5.8% increase. For the six month period ended June 30, 1999, interest expense, net of capitalized amounts, increased to $8,520 from $7,847 in 1998. The increases were primarily due to increased indebtedness from the issuance of the Series F notes in October 1998.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $1,327 for the three months ended June 30, 1999 from $31 for the same period in 1998. For the six month period ended June 30, 1999, interest expense, net of capitalized amounts, increased to $4,588 from $866. The increases were primarily due to increased indebtedness from the issuance of the Series F notes in October 1998.

The Royalty Guarantors' interest expense decreased to $446 for the three months ended June 30, 1999 from $739 from the same period in 1998. For the six month period ended June 30, 1999, interest expense decreased to $914 from $1,515 in 1998. The decrease was due to reduced indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision decreased to $2,297 for the three months ended June 30, 1999 from $4,357 for the same period in 1998, a 47.3% decrease. For the six month period ended June 30, 1999, the provision for income taxes decreased to $3,414 from $8,158 in 1998. This decrease was primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Results of Operations:  (continued)

The Royalty Guarantor's income tax benefit was $113 for the three months ended June 30, 1999 compared to an income tax provision of $2,791 for the same period in 1998. For the six month period ended June 30, 1999, income tax provision decreased to $3,677 from $5,416 in 1998. These decreases were primarily due to lower pre-tax income. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income:

The Salton Sea Funding Corporation's net income for the three months ended June 30, 1999 decreased to $161 compared to $414 for the same period in 1998. For the six month period ended June 30, 1999, net income decreased to $333 from $799 in 1998. The net income primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income decreased to $5,401 for the three months ended June 30, 1999 compared to $12,174 for the same period of 1998. For the six month period ended June 30, 1999, net income decreased to $8,763 compared to $17,985 in 1998.

The  Partnership Guarantors' net income decreased to  $4,633  for the  three months ended June 30, 1999 compared to $6,779 for  the
same  period of 1998.   For the six month period ended  June  30,
1999, net income decreased to $7,179 from $12,729 in 1998.

The Royalty Guarantors' net loss was $57 for the three months ended June 30, 1999 compared to net income of $4,632 for the same period of 1998. For the six month period ended June 30, 1999, net income decreased to $5,587 from $8,961 in 1998.

Liquidity and Capital Resources:

CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC"), developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Zinc Recovery Project") as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project.

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Four facilities will be installed near the Imperial Valley Project sites to extract a zinc chloride solution from the brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000.

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

Liquidity and Capital Resources: (continued)

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200,900. Minerals LLC has incurred approximately $43,200 of such costs through June 30, 1999.

Salton Sea Power LLC, a Salton Sea Guarantor, is constructing Salton Sea V. Salton Sea V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX").

Salton Sea V is being constructed pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC is one of the world's leading engineering and construction firms for the construction of electric power plants and, in particular, geothermal power plants. Salton Sea V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea V are expected to be approximately $119,100. Salton Sea Power LLC has incurred approximately $32,400 of such costs through June 30, 1999.

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

The CE Turbo Project and the Region 2 Brine Facilities Construction are being constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC are guaranteed by Stone & Webster,
Incorporated. The CE Turbo Project is scheduled to commence initial operations in mid-2000 and the Region 2 Brine Facilities Construction is scheduled to be completed in early-2000. Total project costs for both the CE Turbo Project and the Region 2 Brine Facilities Construction are expected to be approximately $63,700.

Total equity funding for these projects is expected to be approximately $122,500.

               THE SALTON SEA FUNDING CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in thousands, except per kwh data)
               _________________________________

Liquidity and Capital Resources: (continued)

The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than interest earned on funds on deposit. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease agreements with the Partnership Projects. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

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

The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K
issue.   The  Company  created a Y2K project  team  to  identify,
assess and correct all of its information technology (IT) and non-IT systems, as well as, identify and assess third party systems. The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in the process of repairing or replacing those systems which it believes are not
year  2000  compliant.   Through June 30, 1999,  the  Company  is
approximately 100% complete in repairing or replacing those systems.

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


                              SALTON SEA FUNDING CORPORATION


Date:  August 12, 1999        /s/  Patrick J. Goodman

                                 Patrick J. Goodman
                                 Senior Vice President and
                                 Chief Financial Officer

                          EXHIBIT INDEX

Exhibit                                                      Page
  No.                                                         No.
_______                                                     ______

  27     Financial Data Schedule                              36