Form 10-Q
period 1999-09-30
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC; SALTON SEA ROYALTY CO; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P
filed 1999-11-12
CIK 949149, 949256, 949258, 949260, 949262, 949462, 1017939, 1017941, 1017943, 1017945

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999
                          COMMISSION FILE NO. 33-95538

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

                        INCLUDING AREA CODE:(402)231-1641

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         YES    X                                            NO

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on September 30, 1999.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                               September 30, 1999

                                  -------------

                                 C O N T E N T S

                          PART I: FINANCIAL INFORMATION

ITEM 1.          Financial Statements                                       Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                              4

Balance Sheets, September 30, 1999 and December 31, 1998                     5

Statements of Operations for the Three and Nine Months Ended

    September 30, 1999 and 1998                                              6

Statements of Cash Flows for the Nine Months Ended

    September 30, 1999 and 1998                                              7

Notes to Financial Statements                                                8

SALTON SEA GUARANTORS

Independent Accountants' Report                                              9

Combined Balance Sheets, September 30, 1999 and December 31, 1998           10

Combined Statements of Operations for the Three and Nine Months Ended
    September 30, 1999 and 1998                                             11

Combined Statements of Cash Flows for the Nine Months Ended
    September 30, 1999 and 1998                                             12

Notes to Combined Financial Statements                                      13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                             14

Combined Balance Sheets, September 30, 1999 and December 31, 1998           15

Combined Statements of Operations for the Three and Nine Months Ended
    September 30, 1999 and 1998                                             16

Combined Statements of Cash Flows for the Nine Months Ended
    September 30, 1999 and 1998                                             17

Notes to Combined Financial Statements                                      18

SALTON SEA ROYALTY COMPANY

Independent Accountants' Report                                             19

Balance Sheets, September 30, 1999 and December 31, 1998                    20

Statements of Operations for the Three and Nine Months Ended
    September 30, 1999 and 1998                                             21

Statements of Cash Flows for the Nine Months Ended

    September 30, 1999 and 1998                                             22

Notes to Financial Statements                                               23

ITEM 2.          Management's Discussion and Analysis of

                 Financial Condition and Results of Operations              24


                           PART II: OTHER INFORMATION

ITEM 1.          Legal Proceedings                                          33

-------
ITEM 2.          Changes in Securities                                      33

-------
ITEM 3.          Defaults on Senior Securities                              33

-------
ITEM 4.          Submission of Matters to a Vote of

------           Security Holders                                           33
ITEM 5.          Other Information                                          33

-------
ITEM 6.          Exhibits and Reports on Form 8-K                           33
-------

Signatures                                                                  34

Exhibit Index                                                               35

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of September 30, 1999, and the related statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

Omaha, Nebraska
October 25, 1999

                         SALTON SEA FUNDING CORPORATION

                                 BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                September 30,      December 31,
                                                     1999              1998

                                                 -----------       ----------
                                                 (unaudited)

ASSETS

Cash                                            $     34,868       $  17,629
Prepaid expenses and other assets                     15,822           6,768
Secured project notes from Guarantors                597,898         626,816
Investment in 1% of net assets of
    Guarantors                                         8,557           8,124
                                                  ----------      ----------
                                                 $   657,145       $ 659,337
                                                  ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

Accrued liabilities                           $       15,076       $   3,971
Due to affiliates                                     31,666          16,612
Senior secured notes and bonds                       597,898         626,816
                                                  ----------      ----------
    Total liabilities                                644,640         647,399

Stockholder's equity:
Common stock--authorized 1,000

    shares, par value $.01 per share;

    issued and outstanding 100 shares                    ---             ---
Additional paid-in capital                             5,366           5,366
Retained earnings                                      7,139           6,572
                                                  ----------      ----------
    Total stockholder's equity                        12,505          11,938
                                                  ----------      ----------
                                                $    657,145       $ 659,337
                                                  ==========      ==========

                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                         SALTON SEA FUNDING CORPORATION

                            STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                     Three Months Ended   Nine Months Ended
                                        September 30        September 30,

                                        1999      1998     1999      1998
                                    ---------  --------    ------    ------
Revenues:

Interest income ..............        $11,625   $ 8,663   $35,736   $26,372
EQUITY IN EARNINGS OF GUARANTORS          225       383       433       780
                                      -------   -------   -------   -------

Total revenues ...............         11,850     9,046    36,169    27,152
                                      -------   -------   -------   -------

Expenses:

General and administrative expenses       148       336       551       809
Interest expense .............         11,300     8,074    34,659    24,353
                                      -------   -------   -------   -------
Total expenses ...............         11,448     8,410    35,210    25,162
                                      -------   -------   -------   -------
Income before income taxes ...            402       636       959     1,990
Provision for income taxes ...            164       261       392       816
                                      -------   -------   -------   -------
Net income ...................        $   238   $   375   $   567   $ 1,174
                                      =======   =======   =======   =======

                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                         SALTON SEA FUNDING CORPORATION

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                               Nine Months Ended

                                                                   SEPTEMBER 30,
                                                               1999         1998

Cash flows from operating activities:

     Net income                                          $     567   $    1,174
     Adjustments to reconcile net income to net cash flows from operating activities:

     Equity in earnings of guarantors                         (433)        (780)
     Changes in assets and liabilities:
         Prepaid expenses and other assets                  (9,054)      (7,409)
         Accrued liabilities                                11,105        7,182
                                                         ---------     ---------

     Net cash flows from operating activities                2,185          167
                                                         ---------     ---------
Cash flows from investing activities:
     Principal repayments of secured project notes

       from Guarantors                                      28,918       53,469
                                                         ---------    ----------
     Net cash flows from investing activities               28,918       53,469
                                                         ---------    ----------
Cash flows from financing activities:

     Increase in due to affiliates                          15,054       48,767
     Repayment of senior secured notes and bonds           (28,918)     (53,469)
                                                        ----------     ---------
     Net cash flows from financing activities              (13,864)      (4,702)
                                                        ----------     ---------
Net change in cash                                          17,239       48,934
Cash at the beginning of period                             17,629       15,568
                                                        ----------     ---------
Cash at the end of period                          $        34,868    $  64,502
                                                        ==========     =========


                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                         SALTON SEA FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------


1.  GENERAL:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1998.

The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

2. DISPOSITION OF POWER GENERATION ASSETS:

On February 8, 1999, MidAmerican Energy Holdings Company, the successor to CalEnergy Company, Inc. ("MidAmerican"), created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of September 30, 1999, and the related combined statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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

DELOITTE & TOUCHE LLP

Omaha, Nebraska
October 25, 1999

                              SALTON SEA GUARANTORS

                             COMBINED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                September 30,   December 31,
                                                    1999           1998

                                                 ----------      ---------
                                                (unaudited)

ASSETS

Restricted cash                                  $   20,625     $  71,673
Accounts receivable                                  18,326        15,957
Prepaid expenses and other assets                    12,513        12,410
Property, plant, contracts and equipment, net       528,013       480,293
Excess of cost over fair value of net assets

   acquired, net                                     47,204        48,182
                                                  ---------      ---------
                                                  $ 626,681     $ 628,515
                                                   ========       ========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:

Accounts payable                              $           3     $     504
Accrued liabilities                                   7,852         7,166
Due to affiliates                                    15,930        30,688
Senior secured project note                         301,992        310,030
                                                  ---------      ---------
    Total liabilities                               325,777       348,388

Total Guarantors' equity                            300,904       280,127
                                                  ---------      ---------
                                                  $ 626,681     $ 628,515
                                                  =========      =========

                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                              SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                Three Months Ended        Nine Months Ended
                                   September 30              September 30

                                 1999        1998          1999         1998
                               --------    --------      --------     --------
Revenues:

Sales of electricity          $  27,043   $  34,359     $  64,861    $  82,156
Interest and other income           425           8         1,868           30
                                -------     -------       -------      -------
     Total revenues              27,468      34,367        66,729       82,186
                                -------     -------       -------      -------
Expenses:

Operating, general and

   administration                 7,655       7,963        21,190       22,510
Depreciation and amortization     4,225       3,724        12,668       11,164
Interest expense                  6,063       5,013        18,234       15,472
Less capitalized interest        (2,489)     (1,513)       (6,140)      (4,125)
                                -------     -------       -------      -------
     Total expenses              15,454      15,187        45,952       45,021
                                -------     -------       -------      -------
Net income                    $  12,014    $ 19,180     $  20,777     $ 37,165
                                =======     =======       =======      =======

                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                              SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                         Nine Months Ended
                                                            September 30,

                                                        --------------------
                                                        1999              1998
                                                   ------------        ---------
Cash flows from operating activities:

Net income                                         $    20,777       $   37,165
Adjustments to reconcile net income to net cash flows from operating activities:

       Depreciation and amortization                    12,668           11,164
       Changes in assets and liabilities:
         Accounts receivable                            (2,369)          (6,933)
         Prepaid expenses and other assets                (103)           1,342
Accounts payable and accrued

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                   185            5,413
                                                     ---------        ---------
Net cash flows from operating activities                31,158           48,151
                                                     ---------        ---------
Cash flows from investing activities:

Capital expenditures                                   (59,410)          (5,222)
Decrease in restricted cash                             51,048              ---
                                                     ---------        ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES                (8,362)          (5,222)
                                                     ---------        ---------

Cash flows from financing activities:

Decrease in due to affiliates                          (14,758)         (23,204)
 Repayments of senior secured project note              (8,038)         (19,725)
                                                     ---------        ---------
Net cash flows from financing activities               (22,796)         (42,929)
                                                     ---------        ---------
Net change in cash                                         ---              ---
Cash at beginning of period                                ---              ---
                                                     ---------        ---------
Cash at end of period                           $          ---   $          ---
                                                     =========        =========


                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                              SALTON SEA GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                              --------------------


1.  GENERAL:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1998.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

2. DISPOSITION OF POWER GENERATION ASSETS:

On February 8, 1999, MidAmerican Energy Holdings Company, the successor to CalEnergy Company, Inc. ("MidAmerican"), created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of September 30, 1999, and the related combined statements of operations for the three and nine month periods ended September 30 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Partnership Guarantors' management.

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

DELOITTE & TOUCHE LLP

Omaha, Nebraska
October 25, 1999

                             PARTNERSHIP GUARANTORS

                             COMBINED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                September 30,     December 31,
                                                    1999             1998

                                                (unaudited)

ASSETS

Restricted cash                                   $ 113,729       $ 164,983
Accounts receivable                                  25,572          33,404
Prepaid expenses and other assets                    17,131          23,088
Due from affiliates                                 130,355         121,130
Property, plant, contracts and equipment, net       470,715         399,817
Management fee                                       71,770          71,596
Excess of cost over fair value of net assets

  acquired, net                                     128,885         131,558
                                                  ---------       ---------
                                                  $ 958,157       $ 945,576
                                                  =========       =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:

Accounts payable                                 $    2,894       $   1,879
Accrued liabilities                                  53,941          53,647
Senior secured project notes                        277,394         293,576
Deferred income taxes                               109,089          97,641
                                                  ---------       ---------
Total liabilities                                   443,318         446,743

Commitments and Contingencies (Note 3)

Guarantors' equity:

Common stock                                              3               3
Additional paid-in capital                          387,663         387,663
Retained earnings                                   127,173         111,167
                                                  ---------       ---------
Total Guarantors' equity                            514,839         498,833
                                                  ---------       ---------
                                                  $ 958,157       $ 945,576
                                                  =========       =========



                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                             PARTNERSHIP GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,

                                  1999         1998        1999        1998
                               ---------    ---------    ---------   ---------
Revenues:

Sales of electricity           $  35,940    $  51,060   $  82,192  $  124,731
Interest and other income          1,467        1,743       5,941       3,775
                               ---------    ---------   ---------   ---------
Total revenues                    37,407       52,803      88,133     128,506
                               ---------    ---------   ---------   ---------

Expenses:

Operating, general and

   administration                 12,483       16,937      35,548      46,721
Depreciation and amortization      6,241       12,146      18,721      36,312
Interest expense                   5,483        2,435      16,818       8,188
Less capitalized interest         (3,662)      (2,257)    (10,409)     (7,144)
                               ---------    ---------   ---------   ---------

Total expenses                    20,545       29,261      60,678      84,077
                               ---------    ---------   ---------   ---------
Income before income taxes        16,862       23,542      27,455      44,429
Provision for income taxes         7,318        9,122      11,449      17,280
                               ---------    ---------   ---------   ---------

Net income                     $   9,544    $  14,420   $  16,006   $  27,149
                               =========    =========   =========   =========



                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                             PARTNERSHIP GUARANTORS

                        COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                       Nine Months Ended
                                                          September 30,

                                                    1999               1998
                                                 ---------            ---------
Cash flows from operating activities:

Net income                                        $  16,006         $  27,149
Adjustments to reconcile net income to net cash flows from operating activities:

       Depreciation and amortization                 18,721            36,312
       Deferred income taxes                         11,449            17,280
       Changes in assets and liabilities:

          Accounts receivable                         7,833           (18,951)
          Prepaid expenses and other assets           5,957            (4,737)
          Accounts payable and accrued
           liabilities                                1,307             2,378
                                                  ---------         ---------
Net cash flows from operating activities             61,273            59,431
                                                  ---------         ---------
Cash flows from investing activities:

Capital expenditures                                (84,837)          (32,156)
Decrease in restricted cash                          51,254               ---
Management fee                                       (2,283)           (3,242)
                                                  ---------         ---------
Net cash flows from investing activities            (35,866)          (35,398)
                                                  ---------         ---------
Cash flows from financing activities:

Repayments of senior secured project notes          (16,182)          (25,881)
Increase (decrease) in due from affiliates           (9,225)            1,848
                                                  ---------         ---------
Net cash flows from financing activities            (25,407)          (24,033)
                                                  ---------         ---------
Net change in cash                                      ---               ---
Cash at beginning of period                             ---               ---
                                                  ---------         ---------
Cash at end of period                             $     ---         $     ---
                                                  =========         =========

                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                             PARTNERSHIP GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                              --------------------

1.  GENERAL:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1998.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

2. DISPOSITION OF POWER GENERATION ASSETS:

On February 8, 1999, MidAmerican Energy Holdings Company, the successor to CalEnergy Company, Inc. ("MidAmerican"), created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

3. CONTINGENCIES:

On February 26, 1998, Del Ranch and Elmore initiated an action against Edison in Imperial County Superior Court for payment for energy delivered to Edison pursuant to long term power sale agreements at the escalated rate of 14.6 cents for 1998. For the Elmore and Del Ranch partnerships, Edison has asserted that prices should not be escalated for 1998 and made payments for energy deliveries at 13.6 cents per kWh in 1998. This issue, along with other issues, was settled in September, 1999, subject to California Public Utilities Commission approval, with a net payment from Edison of approximately $3.7 million, which was received in October, 1999, and a reduction of approximately $2.7 million was recorded within Sales of Electricity on the income statement.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty Company as of September 30, 1999, and the related statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Salton Sea Royalty Company's management.

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

DELOITTE & TOUCHE LLP

Omaha, Nebraska
October 25, 1999

                           SALTON SEA ROYALTY COMPANY

                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               September 30,     December 31,
                                                    1999            1998

                                               -----------        -----------
                                                (unaudited)

ASSETS

Due from affiliates                              $   54,091      $   50,928
Royalty stream, net                                  17,291          22,932
Excess of cost over fair value of net assets

  acquired, net                                      32,507          33,188
Prepaid expenses and other assets                       304             513
                                                 ----------      ----------
                                                 $  104,193      $  107,561
                                                 ==========      ==========


LIABILITIES AND EQUITY
Liabilities:

Accrued liabilities                              $   36,629       $  39,584
Senior secured project note                          18,512          23,210
Deferred income taxes                                 4,541           6,769
                                                 ----------      ----------
    Total liabilities                                59,682          69,563

Equity:

Common stock, par value $.01 per share; 100

  share authorized, issued and outstanding                -               -
Additional paid-in capital                            1,561           1,561
Retained earnings                                    42,950          36,437
                                                 ----------      ----------
Total equity                                         44,511          37,998
                                                 ----------      ----------
                                                 $  104,193      $  107,561
                                                 ==========      ==========

                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                           SALTON SEA ROYALTY COMPANY

                            STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,

                                    ---------------------  ---------------------
                                         1999      1998      1999        1998
                                       -------    -------  -------     -------
Revenues:

Royalty income                      $    4,495  $  12,846  $ 21,724  $  37,526

Expenses:
Operating, general and

   administrative expenses               1,258      2,204     3,412      6,095
Amortization of royalty stream
   and goodwill                          1,425      2,449     6,322      7,346
Interest expense                           398        657     1,312      2,172
                                     ---------  ---------  --------  ---------
Total expenses                           3,081      5,310    11,046     15,613
                                     ---------  ---------  --------  ---------

Income before income taxes               1,414      7,536    10,678     21,913
Provision for income
taxes                                      488      2,833     4,165      8,249
                                     ---------  ---------  --------- ---------

Net income                           $     926  $   4,703  $  6,513  $  13,664
                                     =========  =========  ========  =========

                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                           SALTON SEA ROYALTY COMPANY

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,

                                                       -----------------------
                                                            1999        1998

                                                        ---------     --------
Cash flows from operating activities:

Net income                                              $   6,513   $   13,664
Adjustments to reconcile net income to net cash flows from operating activities:

       Amortization of royalty stream and goodwill          6,322        7,346
       Changes in assets and liabilities:
       Prepaid expenses and other assets                      209          351
       Accrued liabilities and deferred income taxes       (5,183)      17,260

Net cash flows from operating activities                    7,861       38,621

Net cash flows from financing activities:

Increase in due from affiliates                            (3,163)     (30,758)
Repayment of senior secured project note                   (4,698)      (7,863)
                                                        ---------    ---------
Net cash flows from financing activities                   (7,861)     (38,621)

Net change in cash                                            ---          ---
Cash at beginning of period                                   ---          ---
                                                        ---------    ---------
Cash at end of period                                 $       ---    $    ----
                                                        =========    =========

                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                           SALTON SEA ROYALTY COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

1.  GENERAL:

In the opinion of management of the Salton Sea Royalty Company (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1998.

2. DISPOSITION OF POWER GENERATION ASSETS:

On February 8, 1999, MidAmerican Energy Holdings Company, the successor to CalEnergy Company, Inc. ("MidAmerican"), created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the power generation assets in the Imperial Valley to CE Generation. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER KWH DATA)

                        ---------------------------------

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

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER KWH DATA)

                        ---------------------------------

RESULTS OF OPERATIONS:  (continued)

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was
5.3 cents per kWh during the nine months ended September 30, 1999. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to an option on the original Salton Sea I PPA (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

For the nine months ended September 30, 1999, Edison's average Avoided Cost of Energy was 2.9 cents per kWh which is substantially below the contract energy prices earned for the nine months ended September 30,1999. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER KWH DATA)

                       ---------------------------------

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

The following data includes the aggregate capacity and electricity production of Salton Sea Units I, II, III and IV:

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,

                                ---------------------   ---------------------
                                  1999         1998          1999       1998
                                --------     -------       ------      ------
Overall capacity factor           96.4%        98.7%        91.2%       93.1%
Capacity (NMW) (average)          119.4        119.4        119.4       119.4
kWh produced (in thousands)     254,200      260,200      713,500     728,100

The overall capacity factor for the Salton Sea Projects decreased marginally for the nine months ended September 30, 1999 compared to the same period in 1998 due to increased overhauls and injection limitations which are currently being addressed.

The following data includes the aggregate capacity and electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                Three Months Ended           Nine Months Ended
                                   September 30,               September 30,

                              ---------------------      ----------------------
                                  1999        1998             1999        1998
                               --------    --------         --------   ---------
Overall capacity factor          105.2%      105.5%           102.2%       99.2%
Capacity (NMW) (average)            148         148              148        148
kWh produced (in thousands)     343,600     344,900          991,000     961,500


The overall capacity factor for the Partnership Projects increased for the nine months ended September 30, 1999 compared to the same period in 1998 due to scheduled overhauls at Leathers and Elmore in 1998.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER KWH DATA)

                        ---------------------------------

RESULTS OF OPERATIONS:  (continued)

Revenues:

The Salton Sea Guarantors' sales of electricity decreased to $27,043 for the three months ended September 30, 1999 from $34,359 for the same period in 1998, a 21.3% decrease. For the nine months ended September 30, 1999, revenues decreased to $64,861 from $82,156 in 1998, a 21.1% decrease. These decreases were primarily due to the expiration of the fixed price period at Salton Sea Unit III in February, 1999.

The Partnership Guarantors' sales of electricity decreased to $35,940 for the three months ended September 30, 1999 from $51,060 for the same period in 1998, a 29.6% decrease. For the nine month period ended September 30, 1999, sales of electricity decreased to $82,192 from $124,731 in 1998, a 34.1% decrease. These decreases were primarily due to the expiration of the scheduled price period at Elmore and Del Ranch at December 31, 1998.

The Royalty Guarantor revenue decreased to $4,495 for the three months ended September 30, 1999 from $12,846 for the same period last year. For the nine month period ended September 30, 1999, revenue decreased to $21,724 from $37,526 in 1998. This decrease was due primarily to a decrease in East Mesa royalty income related to a royalty settlement and a reduction in royalty income from Del Ranch and Elmore due to lower revenue.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $7,655, for the three months ended September 30, 1999 from $7,963 for the same period in 1998. For the nine month period ended September 30, 1999, operating expenses decreased to $21,190 from $22,510 in 1998. These decreases were primarily due to lower royalty costs resulting from lower revenues.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $12,483 for the three months ended September 30, 1999 from $16,937 for the same period in 1998. For the nine month period ended September 30, 1999, operating expenses decreased to $35,548 from $46,721 in 1998, a 23.9% decrease. These decreases were primarily due to a reduction in royalty expenses due to the lower revenues.

The Royalty Guarantors' operating expenses decreased to $1,258 for the three months ended September 30, 1999 from $2,204 for the same period in 1998, a 42.9% decrease. For the nine month period ended September 30, 1999, operating expenses decreased to $3,412 from $6,095 in 1998, a 44.0% decrease. These decreases were due to lower royalty costs due to the end of the scheduled price periods at Del Ranch and Elmore.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER KWH DATA)

                        ---------------------------------

RESULTS OF OPERATIONS:  (continued)

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $4,225 for the three months ended September 30, 1999 from $3,724 for the same period of 1998, a 13.5% increase. For the nine month period ended September 30, 1999, depreciation and amortization increased to $12,668 from $11,164 in 1998. The increase was due to an adjustment to the step up depreciation charges.

The Partnership Guarantors' depreciation and amortization decreased to $6,241 for the three months ended September 30, 1999 from $12,146 for the same period in 1998. For the nine month period ended September 30, 1999, depreciation and amortization decreased to $18,721 from $36,312 in 1998. The decrease was due primarily to lower step up depreciation amortization after the end of the scheduled price periods at Del Ranch and Elmore.

The Royalty Guarantors' amortization was $1,425 for the three months ended September 30, 1999 compared to $2,449 for the same period of 1998. For the nine month period ended September 30, 1999, amortization was $6,322 compared to $7,346 in 1998. The decrease was due to lower amortization associated with the end of the scheduled price periods at Del Ranch and Elmore.

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $3,574 for the three months ended September 30, 1999 from $3,500 for the same period in 1998, a 2.1% increase. For the nine month period ended September 30, 1999, interest expense, net of capitalized amounts, increased to $12,094 from $11,347 in 1998. The increases were primarily due to increased indebtedness from the issuance of the Series F notes in October 1998.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $1,821 for the three months ended September 30, 1999 from $178 for the same period in 1998. For the nine month period ended September 30, 1999, interest expense, net of capitalized amounts, increased to $6,409 from $1,044. The increases were primarily due to increased indebtedness from the issuance of the Series F notes in October 1998.

The Royalty Guarantors' interest expense decreased to $398 for the three months ended September 30, 1999 from $657 from the same period in 1998. For the nine month period ended September 30, 1999, interest expense decreased to $1,312 from $2,172 in 1998. The decrease was due to reduced indebtedness.

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

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER KWH DATA)

                        ---------------------------------

RESULTS OF OPERATIONS:  (continued)

The Partnership Guarantors income tax provision decreased to $7,318 for the three months ended September 30,1999 from $9,122 for the same period in 1998, a 19.8% decrease. For the nine month period ended September 30, 1999, the provision for income taxes decreased to $11,449 from $17,280 in 1998. This decrease was primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $488 for the three months ended September 30, 1999 compared to an income tax provision of $2,833 for the same period in 1998. For the nine month period ended September 30, 1999, income tax provision decreased to $4,165 from $8,249 in 1998. These decreases were primarily due to lower pre-tax income. Tax obligations of the Royalty Guarantor will be remitted to the parent company only to the extent of cash flows available after operating expenses and debt service.

Net Income:

The Salton Sea Funding Corporation's net income for the three months ended September 30, 1999 decreased to $238 compared to $567 for the same period in 1998. For the nine month period ended September 30, 1999, net income decreased to $563 from $1,174 in 1998. The net income primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income decreased to $12,014 for the three months ended September 30, 1999 compared to $19,180 for the same period of 1998. For the nine month period ended September 30, 1999, net income decreased to $20,777 compared to $37,165 in 1998.

The Partnership Guarantors' net income decreased to $9,544 for the three months ended September 30, 1999 compared to $14,420 for the same period of 1998. For the nine month period ended September 30, 1999, net income decreased to $16,006 from $27,149 in 1998.

The Royalty Guarantors' net income decreased to $926 for the three months ended September 30, 1999 compared to $4,703 for the same period of 1998. For the nine month period ended September 30, 1999, net income decreased to $6,513 from $13,664 in 1998.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER KWH DATA)

                        ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC"), developed and owns the rights to proprietary processes for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Salton Sea Extraction Project") as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project. The Company intends to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. The Company is also investigating producing silica as an extraction project. Silica is used as a filler for such products as paint, plastics and high temperature cement.

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near the Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, LTD. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200,900. Minerals LLC has incurred approximately $60,500 of such costs through September 30, 1999.

Salton  Sea Power LLC, a Salton Sea  Guarantor,  is  constructing  Salton Sea V.
Salton Sea V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX").

Salton Sea V is being constructed pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation. Salton Sea V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea V are expected to be approximately $119,100. Salton Sea Power LLC has incurred approximately $61,300 of such costs through September 30, 1999.

CE Turbo LLC, a Partnership Guarantor, is constructing the CE Turbo Project. The CE Turbo Project will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the PX.

The Partnership Projects are upgrading the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the Region 2 Brine
Facilities Construction. In addition to incorporating the pH modification process, which has reduced operating costs at the Salton Sea Projects, the new, more efficient

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER KWH DATA)

                        ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES: (continued)

facilities will achieve economies through improved brine processing systems and the utilization of more modern equipment. The Partnership Projects expect these improvements will reduce brine-handling operating costs at the Vulcan Project and the Del Ranch Project.

The CE Turbo Project and the Region 2 Brine Facilities Construction are being constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC are guaranteed by Stone & Webster, Incorporated. The CE Turbo Project is scheduled to commence initial operations in early-2000 and the Region 2 Brine Facilities Construction is scheduled to be completed in early-2000. Total project costs for both the CE Turbo Project and the Region 2 Brine Facilities Construction are expected to be approximately $63,700. The Company has incurred approximately $29,300 of such costs through September 30, 1999.

Total equity funding for the Zinc Recovery Project, Salton Sea V, CE Turbo Project and the Region 2 Brine Facilities Construction is expected to be approximately $122,500.

The operating Salton Sea Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease agreements with the Partnership Projects. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

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

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER KWH DATA)

                        ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES: (continued)

The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K issue. The Company created a Y2K project team to identify, assess and correct all of its information technology
(IT) and non-IT systems, as well as, identify and assess third party systems. The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in the process of repairing or replacing those systems which it believes are not year 2000 compliant. Through September 30, 1999, the Company is approximately 100% complete in repairing or replacing those systems.

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

A contingency plan identifying credible worst-case scenarios is being developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails planning to restore services in the event that year 2000 problems occur. Although plans are substantially complete, they will be refined throughout the remainder of the year, based on results of contingency planning drills and changes in circumstances.

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

                         SALTON SEA FUNDING CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings.

         Neither the Salton Sea Funding Corporation nor the Guarantors are parties to any material legal matters.

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

                         SALTON SEA FUNDING CORPORATION

Date:  November 12, 1999    /s/ Patrick J. Goodman

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