Form 10-K
period 1999-12-31
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC; SALTON SEA ROYALTY CO; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P
filed 2000-03-29
CIK 949149, 949256, 949258, 949260, 949262, 949462, 1017939, 1017941, 1017943, 1017945

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                          Commission File No. 33-95538

                         SALTON SEA FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

                               DELAWARE 47-0790493

       (State of                                               (IRS Employer
     Incorporation)                                         Identification No.)

    Salton Sea Brine Processing L.P.    California             33-0601721
    Salton Sea Power Generation L.P.    California             33-0567411
    Fish Lake Power LLC                 Delaware               33-0453364
    Vulcan Power Company                Nevada                 95-3992087
    CalEnergy Operating Corporation     Delaware               33-0268085
    Salton Sea Royalty LLC              Delaware               47-0790492
    VPC Geothermal LLC                  Delaware               91-1244270
    San Felipe Energy Company           California             33-0315787
    Conejo Energy Company               California             33-0268500
    Niguel Energy Company               California             33-0268502
    Vulcan/BN Geothermal Power Company  Nevada                 33-3992087
    Leathers, L.P.                      California             33-0305342
    Del Ranch, L.P.                     California             33-0278290
    Elmore, L.P.                        California             33-0278294
    Salton Sea Power L.L.C.             Delaware               47-0810713
    CalEnergy Minerals LLC              Delaware               47-0810718
    CE Turbo LLC                        Delaware               47-0812159
    CE Salton Sea Inc.                  Delaware               47-0810711
    Salton Sea Minerals Corp.           Delaware               47-0811261

              302 S. 36TH  STREET,  SUITE 400-A,  OMAHA,  NE      68131
         (Address of principal executive offices and Zip Code of Salton

                            Sea Funding Corporation)
               SALTON SEA FUNDING CORPORATION'S TELEPHONE NUMBER,

                      INCLUDING AREA CODE: (402) 341-4500

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

                           YES    X                  NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         All common stock of Salton Sea Funding Corporation is held by Magma Power Company. 100 shares of Common Stock were outstanding on March 29, 2000.

         Documents incorporated by reference:     N/A

                                TABLE OF CONTENTS

PART I.........................................................................1

ITEM 1. BUSINESS...............................................................1
THE PROJECTS...................................................................2

SALTON SEA PROJECTS............................................................3
PARTNERSHIP PROJECTS...........................................................4
ZINC RECOVERYPROJECT...........................................................4
ROYALTIES AND ROYALTY PROJECTS.................................................5

TERMS OF THE SECURITIES........................................................5
SECURITIES.....................................................................5
STRUCTURE OF AND COLLATERAL FOR THE SECURITIES.................................6

PAYMENT OF INTEREST AND PRINCIPAL..............................................8
PRIORITY OF PAYMENTS..........................................................11
DEBT SERVICE RESERVE FUND.....................................................11
OPTIONAL REDEMPTION...........................................................12
MANDATORY REDEMPTION..........................................................12
DISTRIBUTIONS.................................................................12
INCURRENCE OF ADDITIONAL DEBT.................................................12
PRINCIPAL COVENANTS...........................................................13
EQUITY COMMITMENT.............................................................13
THE PROJECT NOTES.............................................................14
PRINCIPAL CREDIT AGREEMENT COVENANTS..........................................14
CONSIDERATIONS REGARDING LIMITATION ON REMEDIES...............................14
RELIANCE ON SINGLE UTILITY CUSTOMER...........................................14
POWER PRICE AND SALES UNCERTAINTY.............................................14
ZINC PRICE AND SALES UNCERTAINTY..............................................15
CONSTRUCTION UNCERTAINTY......................................................15
UNCERTAINTIES RELATING TO EXPLORATION AND DEVELOPMENT OF GEOTHERMAL
     ENERGY RESOURCES.........................................................16

INSURANCE.....................................................................16
REGULATORY AND ENVIRONMENTAL MATTERS..........................................16
EMPLOYEES.....................................................................17
ITEM 2. PROPERTIES............................................................17
ITEM 3. LEGAL PROCEEDINGS.....................................................17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................17

PART II ......................................................................18
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S
     MATTERS..................................................................18
ITEM 6. SELECTED FINANCIAL DATA...............................................18

SALTON SEA FUNDING CORPORATION................................................18
SALTONSEAGUARANTORS...........................................................19
PARTNERSHIP GUARANTORS........................................................20
ROYALTY GUARANTOR.............................................................21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS....................................................22

FACTORS AFFECTING RESULTS OF OPERATIONS.......................................22
POWER PURCHASE AGREEMENTS.....................................................22
CAPACITY UTILIZATIONS.........................................................23
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997....24

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK...........27
INTEREST RATE RISK............................................................27

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................29
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE.....................................................74

PART III .....................................................................75

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................75
ITEM 11. EXECUTIVE COMPENSATION...............................................75
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......75
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................75

PART IV.......................................................................79

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K......79

SIGNATURES....................................................................80

PART I

ITEM 1.  BUSINESS

     Salton Sea Funding Corporation ("Funding Corporation") is a special purpose Delaware corporation, an indirect wholly-owned subsidiary of CE Generation, LLC ("CE Generation") and formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of the Guarantors (as defined below). The principal executive office of the Funding Corporation is located at 302 South 36th Street, Suite 400-A, Omaha, Nebraska 68131 and its telephone number is (402) 341-4500.

     CE Generation owns all of the capital stock of Magma Power Company ("Magma") which in turn owns all of the outstanding capital stock of Funding Corporation. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States utilizing geothermal and natural gas resources. CE Generation has an aggregate net ownership interest of 756 MW of electrical generating capacity in power plants in operation or under construction in the United States, which have an aggregate net capacity of 816 MW (including its interests in the Salton Sea Projects and the Partnership Projects as defined below).

     All of the outstanding stock of Magma was contributed by MidAmerican Energy Holdings Company, the successor of CalEnergy Company, Inc. ("MidAmerican"), to CE Generation in February 1999. In March 1999, MidAmerican sold a 50% interest in CE Generation to El Paso Holding Company, an affiliate of El Paso Energy Corporation ("El Paso").

     Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors, except for CalEnergy Minerals LLC ("Minerals LLC") and Salton Sea Minerals Corp. The Guarantors are comprised of the Salton Sea Guarantors, the Partnership Guarantors and the Royalty Guarantor.

     The Salton Sea Guarantors include Salton Sea Brine Processing L.P. ("SSBP"), Salton Sea Power Generation L.P. ("SSPG") and Fish Lake Power LLC ("Fish Lake") (collectively, the "Initial Salton Sea Guarantors"), which own four operating geothermal power plants located in Imperial Valley, California known as Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV, and Salton Sea Power L.L.C. ("Power LLC" together with the Initial Salton Sea Guarantors, the "Salton Sea Guarantors"), which is constructing a geothermal power plant in Imperial Valley, California known as Salton Sea V (such project together with Salton Sea I, II, III and IV, the "Salton Sea Projects").

     The Partnership Guarantors include the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers") and Del Ranch, L.P. ("Del Ranch"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project and the Del Ranch Project, respectively (together with the CE Turbo Project and the Zinc Recovery Project, the "Partnership Projects"). The Partnership Guarantors also include CE Turbo LLC ("Turbo LLC"), which is constructing a geothermal power plant in the Imperial Valley, California and CalEnergy Minerals LLC ("Minerals LLC"), which is constructing a zinc recovery project in the Imperial Valley, California. Finally, the Partnership Guarantors include CalEnergy Operating Corporation ("CEOC"), Vulcan Power Company ("VPC"), San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC (formerly, BN Geothermal Inc.) ("VPCG"), Salton Sea Minerals Corp. and CE Salton Sea Inc. Vulcan Power Company ("VPC") and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in each of Elmore, Leathers and Del Ranch, respectively.

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

     Salton Sea Royalty LLC, ("SSRC" or the "Royalty Guarantor") is the Royalty Guarantor. SSRC received an assignment of certain fees and royalties ("Royalties") paid by three Partnership Projects, Elmore, Leathers and Del Ranch.

     CEOC currently operates each of the Salton Sea Projects and the Partnership Projects. Affiliates of Magma control, through a variety of fee, leasehold, and royalty interests, rights to geothermal resources for power production in the Salton Sea Known Geothermal Resource Area ("SSKGRA"). The Funding Corporation believes that such resources will be sufficient to operate the Salton Sea Projects and the Partnership Projects at contract capacity under their respective power purchase agreements through the final maturity date of the Securities.

     The principal executive offices of the Salton Sea Guarantors are located at 302 South 36th Street, Suites 400-B, 400-D, 400-E, 400-K and 400-N, Omaha, Nebraska 68131. The principal executive offices of the Partnership Guarantors is 302 South 36th Street, Suite 400-F, 400-G, 400-I, 400-J, 400-L, 400-M, 400-N,
400-O, 400-P, 400-Q, 400-R, 400-S, 400-T, and 400-U, Omaha,  Nebraska 68131. The
principal executive office of the Royalty Guarantor is 302 South 36th Street, Suite 400-H, Omaha, Nebraska 68131. The Salton Sea Guarantors, Partnership Guarantors and the Royalty Guarantor are sometimes referred to collectively herein as the "Guarantors".

THE PROJECTS

     Set forth below is a table describing certain characteristics of the Salton Sea Projects and the Partnership Projects, and the Guarantors' collective interests therein. All the projects are located in the Imperial Valley, California. The Salton Sea I-IV, Elmore, Leathers, Del Ranch and Vulcan projects (the "Existing Projects") each sell power to Southern California Edison Company ("Edison").

                            DATE OF

PROJECT          FACILITY  COMMERICAL   CONTRACT     CONTRACT        POWER
              CAPACITY(1)(2)OPERATION  EXPIRATION      TYPE       PURCHASERS (3)

SALTON SEA PROJECTS

Salton Sea I       10.0     7/1987       6/2017      Negotiated      Edison
Salton Sea II      20.0     4/1990       4/2020         SO4          Edison
Salton Sea III     49.8     2/1989       2/29/19        SO4          Edison
Salton Sea IV      39.6     6/1996       5/2026      Negotiated      Edison
SALTON SEA V       49.0    Mid-2000        N/A          N/A     PX/Zinc Recovery
                  ------                                             Project
SUBTOTAL          168.4

PARTNERSHIP PROJECTS

Vulcan             34.0     2/1986      2/2016          SO4          Edison
Elmore             38.0     1/1989      12/2018         SO4          Edison
Leathers           38.0     1/1990      12/2019         SO4          Edison
Del Ranch          38.0     1/1989      12/2018         SO4          Edison
CE TURBO           10.0    Mid-2000       N/A          N/A     PX/Zinc Recovery
                  -----                                             Project
SUBTOTAL          158.0

TOTAL POWER
PROJECTS          326.4

ZINC RECOVERY

PROJECT           30,000    Mid-2000      N/A           N/A            N/A
                  ======

(1) Power capacity varies with operating and reservoir conditions.

(2) Facility capacities are measured in MW; zinc recovery project capacity is measured in estimated tons per year production. (3) Edison is Southern California Edison Company and PX is the California Power Exchange.

SALTON SEA PROJECTS

    The Salton Sea Guarantors  collectively  own the four  operating  Salton Sea
Projects and the Salton Sea V project under construction with an aggregate net generating capacity of approximately 168.4 MW. Each of the four operating Salton Sea Projects has an executed long term power purchase agreement, providing for the sale of capacity and energy to Edison.

    The Salton Sea II and Salton Sea III power contracts provide for fixed price capacity payments for the life of the contract, and fixed price energy payments for the first 10 years. Thereafter, the energy payments paid by Edison will be based on Edison's then-current, published short-run avoided cost of energy. The fixed price energy period expired on February 13, 1999 for Salton Sea III and expires on April 4, 2000 for Salton Sea II.

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

    Salton Sea V is being constructed as a 49 MW geothermal power plant which will extract unutilized geothermal energy from geothermal brine that has previously passed through the other Salton Sea Projects. Salton Sea V has a negotiated power sale contract to sell a portion of its output to the Zinc Recovery Project and will sell the remainder into the California Power Exchange ("PX") or such other markets as may develop. Salton Sea V is being constructed pursuant to a date certain, fixed price, turn key engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC's obligations under the Salton Sea V EPC Contract, including provisions for liquidated damages of up to 20% of the contract price for certain delays or failures to meet performance guarantees, are guaranteed by SWEC's parent, Stone & Webster, Incorporated. Salton Sea V is scheduled to commence Commercial Operation in mid-2000.

     Salton Sea I through IV Projects operated at a combined facility capacity factor of 95.6% in 1997, 94.2% in 1998 and 91.9% in 1999.

PARTNERSHIP PROJECTS

    All of the Partnership Projects except the CE Turbo Project and the Zinc Recovery Project have executed Standard Agreements (called "SO4 Agreements") for the sale of capacity and energy to Edison which contracts provide for fixed price capacity payments for the life of the contract and fixed price energy payments for the first 10 years. Thereafter, the energy payments paid by Edison will be based on Edison's avoided cost of energy. The fixed price energy period for the Vulcan Project, the Del Ranch Project, the Elmore Project and the Leather Project expired on February 9, 1996, December 31, 1998, December 31, 1998 and December 31, 1999, respectively.

    Turbo LLC, one of the Partnership Guarantors, is constructing the CE Turbo Project (the "CE Turbo Project"), which will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project (if Salton Sea V is not delivering power) or sold through the PX or in open market transactions.

    The Partnership Guarantors are upgrading the geothermal brine processing facilities at the Vulcan and Del Ranch Projects (the "Region 2 Brine Facilities Construction"). In addition to incorporating the pH modification process, which has reduced operating costs at the Salton Sea Projects, the new facilities will achieve economies of scale through improved brine processing systems and the utilization of more modern equipment.

    The CE Turbo Project and the Region 2 Brine Facilities Construction are being constructed by SWEC pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC are guaranteed by Stone & Webster,
Incorporated. The CE Turbo Project and the Region 2 Brine Facilities Construction are scheduled to be completed in mid-2000.

     The existing Partnership Projects operated at a combined facility capacity factor of 102.2% in 1997, 101.3% in 1998, and 103.4% in 1999.

ZINC RECOVERY PROJECT

     CalEnergy Minerals LLC ("Minerals LLC"), one of the Partnership Guarantors, is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near the Existing Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 tons per year and is scheduled to commence commercial operation in mid-2000. In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

                       ROYALTIES TO BE PAID TO         ROYALTIES TO BE PAID TO
                          ROYALTY GUARANTOR             PARTNERSHIP GUARANTORS

PROJECT           FACILITY    % ENERGY   % CAPACITY     % ENERGY    % CAPACITY
                  CAPACITY    REVENUES     REVENUES     REVENUES     REVENUES

                    (MW)

Del Ranch          38          23.33         1.00       5.67           3.00
Elmore             38          23.33         1.00       5.67           3.00
Leathers           38          21.50         0.00       7.50           3.00
VULCAN             34           0.00         0.00       4.17           0.00
                 ----

    TOTAL         148

                             TERMS OF THE SECURITIES

THE SECURITIES

     The Funding Corporation is a special purpose Delaware corporation formed for the sole purpose of issuing securities in our individual capacity as principal and as agent acting on behalf of our affiliates which guarantee the Securities.

     The Funding Corporation has completed the following issuances and exchanges of securities (together, the "Securities"):

     * On July 21, 1995, the Funding Corporation issued (1) $232,750,000 of 6.69% Senior Secured Series A Notes due 2000 (the "Series A Securities"), (2) $133,000,000 of 7.37% Senior Secured Series B Bonds Due 2005 (the "Series B Securities") and (3) $109,250,000 of 7.84% Senior Secured Series C Bonds Due 2010 (the "Series C Securities");

     * On February 13, 1996, the Funding Corporation consummated an exchange offer where the Funding Corporation issued substantially identical securities which had been registered under the Securities Act in exchange for the unregistered Series A through C Securities;

     * On June 20, 1996, the Funding Corporation issued (1) $70,000,000 of our 7.02% Senior Secured Series D Bonds Due 2000 (the "Series D Securities") and (2) $65,000,000 of our 8.30% Senior Secured Series E Bonds Due 2011 (the "Series E Securities");

     * On July 29, 1996, the Funding Corporation consummated an exchange offer where the Funding Corporation issued substantially identical Supplemental Securities which had been registered under the Securities Act in exchange for the unregistered Series D and E Securities; and

     * On October 13, 1998, the Funding Corporation issued $285,000,000 of our 7.475% Senior Secured Series F Bonds Due 2018 (the "Series F Securities").

     * On August 3, 1999, the Funding Corporation consummated an exchange offer where the Funding Corporation issued substantially identical Series F Securities which have been registered under the Securities Act in exchange for the unregistered Series F Securities.

     The Securities have received ratings of "Baa2" by Moody's Investors Serivce, Inc. ("Moody's") and "BBB" by Standard & Poor's Ratings Group ("S&P"). The Securities will be equivalent in right of payment and in the right to share in the collateral. On December 31, 1999, the aggregate principal amount of all Securities outstanding was $569 million.

     The Funding Corporation received no proceeds from the exchange pursuant to the exchange offers. The net proceeds received by the Funding Corporation from the issuance of the Securities to the Initial Purchasers in the three separate offerings (after deduction of certain transaction costs) were approximately $884 million and were loaned to the Guarantors in return for the issuance of certain notes (the "Project Notes"), and were used for the following purposes: (a) approximately $253 million to repay certain non-recourse indebtedness of MidAmerican incurred in connection with the Magma Acquisition; (b) approximately $102 million to refinance existing indebtedness of the Salton Sea Projects; (c) approximately $115 million to finance the Salton Sea IV Expansion, (d) approximately $96 million to refinance all of the existing project-level indebtedness under credit agreements of the Partnership Project Companies; (e) approximately $15 million to fund the Capital Expenditure Fund to be used for certain capital improvements to the Partnership Projects and the Salton Sea Projects, (f) approximately $23 million to fund a portion of the purchase price payable by the Initial Partnership Guarantors for the Acquired Partnership Companies, and (g) approximately $280 million to fund in part construction of the Zinc Recovery Project, CE Turbo Project and Salton Sea V Project, as well as associated capital improvements and finance costs .

     There is no existing trading market for the New Securities and there can be no assurance regarding the future development of such a market for the New Securities or the ability of holders of the New Securities to sell their Securities or the price at which such holders may be able to sell their New Securities. If such a market were to develop, future trading prices will depend on many factors, including, among other things, prevailing interest rates, the operating results of the Funding Corporation and the Guarantors, and the market for similar securities. The Funding Corporation does not intend to apply for listing or quotation of the Securities on any securities exchange or stock market.

STRUCTURE OF AND COLLATERAL FOR THE SECURITIES

     The Funding Corporation will make payments on the Securities with the principal of and interest paid on promissory notes issued by the Guarantors to the Funding Corporation (the "Project Notes"). The Securities are secured by a pledge of our capital stock and are guaranteed by the Guarantors. These guarantees are secured by:

     * in the case of the guarantee issued by the Salton Sea Guarantors, by a lien on substantially all of the assets of the Salton Sea Guarantors and a pledge of the equity interests in the Salton Sea Guarantors;

     * in the case of the guarantee issued by the Partnership Guarantors, by a lien on substantially all of the assets of the Partnership Project Companies, a lien on the equity cash flows and royalties of the Initial Partnership Guarantors and a pledge of the stock of and other equity interests in the Partnership Guarantors; and

     * in the case of the guarantee issued by the Royalty Guarantor, by a lien on all royalties paid to the Royalty Guarantor and a pledge of the capital stock of the Royalty Guarantor.

     The guarantees issued by the Salton Sea Guarantors are unlimited. However, the guarantees issued by the Partnership Guarantors and the Royalty Guarantor are limited to the following amounts:

     * for any Initial Partnership Guarantor or the Royalty Guarantor, the total equity cash flows and royalties received by the Guarantor, minus, without duplication, (1) any royalties paid, (2) all operating and maintenance costs,
(3) all capital expenditures and (4) debt service;

     * for any Additional Partnership Guarantor, the total revenues received by the Guarantor, minus, without duplication (1) any royalties paid, (2) all operating and maintenance costs, (3) all capital expenditures and (4) debt service.

     The structure has been designed to cross-collateralize cash flows from each Guarantor without cross-collateralizing all of the Guarantors' assets. Therefore, if a Guarantor defaults under its guarantee or its promissory note issued to the Funding Corporation, without causing a payment default on the Securities, then the trustee may direct the collateral agent to exercise remedies only with respect to the collateral securing that Guarantor's obligations. If, however, the default causes a payment default on the Securities, then the trustee may accelerate the Securities and direct the collateral agent to exercise remedies against all of the collateral and, if different, the collateral pledged by the Salton Sea Guarantors.

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

PAYMENT OF INTEREST AND PRINCIPAL

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

PRIORITY OF PAYMENTS

    All revenues received by the Salton Sea Guarantors from the Salton Sea Projects, all revenues received by the Partnership Guarantors and all Royalties received by the Royalty Guarantor shall be paid into a Revenue Fund maintained by the depository agent. Amounts paid into the Revenue Fund shall be distributed in the following order of priority: (a) to pay operating and maintenance costs of the Guarantors; (b) to pay certain administrative costs of the agents for the secured parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities and the debt service reserve bonds, if any, and interest and certain fees payable to the debt service reserve letter of credit provider; (d) to pay principal of debt service reserve letter of credit loans and certain related fees and charges; (e) to replenish any shortfall in the Debt Service Reserve Fund; (f) to pay certain breakage costs in respect of debt service reserve letter of credit loans, and indemnification and other expenses to the secured parties, and (g) to the Distribution Fund or Distribution Suspense Fund, as applicable.

DEBT SERVICE RESERVE FUND

    The Funding Corporation is obligated at all times to maintain a Debt Service Reserve Fund and/or an acceptable letter of credit, the Debt Service Reserve Fund is funded from available funds in accordance with the priority of payments until the aggregate amount of the fund and letter of credit are equal to:

    * through December 31, 1999, the maximum semiannual principal and interest payments on the Securities for the remaining term of the Securities;

    * after December 31, 1999 through payment in full of the Initial Securities and the Supplemental Securities, the maximum annual principal and interest payments on the Securities for the remaining term of the Securities; and

    * after payment in full of the Initial Securities and the Supplemental Securities, (a) the maximum annual principal and interest payments on the Series F Securities for the remaining term or (b) if we obtain a confirmation of the current ratings of the Securities, the maximum semiannual principal and interest payments on the Series F Securities.

    The Debt Service Reserve Letter of Credit, which is being provided by Credit Suisse First Boston, must be issued by a financial institution rated at least "A" by S&P and "A2" by Moody's. Drawings on the Debt Service Reserve Letter of Credit will be available to pay principal of and interest on the Securities and interest on loans resulting from drawings on such Debt Service Reserve Letter of Credit.

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

(c) the debt service coverage ratio for the preceding four fiscal quarters, measured as one annual period, is equal to or greater than 1.4 to 1, if such distribution date occurs prior to the year 2000, and, if in or subsequent to the year 2000, is equal to or greater than 1.5 to 1, as certified by an officer of the Funding Corporation;

(d) the projected debt service coverage ratio of the Securities for the succeeding four fiscal quarters measured as one annual period is equal to or greater than 1.4 to 1, if such distribution date occurs prior to the year 2000, and, if such distribution date occurs in or subsequent to the year 2000, is equal to or greater than 1.5 to 1, as certified by an officer of the Funding Corporation;

(e) the debt service reserve fund shall have a balance equal to or greater than the debt service reserve fund required balance or one or more Debt Service Reserve Letter (or Letters) of Credit at least equal to (collectively with the balance, if any, in the Debt Service Reserve
         Fund) the debt service reserve fund required balance;

(f) an officer of the Funding Corporation provides a certificate (based on customary assumptions) that there are sufficient geothermal resources to operate the Salton Sea Projects and the Partnership Projects at contract capacity through the final maturity date of the Securities; and

(g) substantial completion of each New Project shall have occurred on or prior to such New Project's guaranteed substantial completion date unless the required amount of Securities shall have been redeemed as described above under "Mandatory Redemption" or (ii) the rating agencies shall have confirmed that no rating downgrade would result from such delay; provided that such condition will apply to a New Project only (x) after such New Project's guaranteed substantial completion date or (y) if such New Project has been abandoned.

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

PRINCIPAL INDENTURE COVENANTS

    Principal covenants under the Indenture require the Funding Corporation to agree, except as permitted under the Indenture, (a) not to exercise any remedies or waive any defaults under the Credit Agreements and the Project Notes, except as otherwise permitted under the Indenture; (b) not to incur (i) any Debt except Permitted Debt or (ii) any Lien upon any of its properties except Permitted Liens and (c) not to enter into any transaction of merger or consolidation or change its form of organization or its business.

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

PRINCIPAL CREDIT AGREEMENT COVENANTS

    Principal covenants under the Credit Agreements require each Guarantor to agree, subject to certain exceptions and qualifications, (a) not to enter into any transaction of merger or consolidation, change its form of organization, liquidate, wind-up or dissolve itself; (b) not to enter into non-arm's length transactions or agreements with Affiliates; (c) not to incur (i) any debt except Permitted Guarantor Debt and (ii) any liens except for permitted liens; (d) not to engage in any business other than as contemplated by the respective Credit Agreement; and (e) not to amend, terminate or otherwise modify the Project Documents to which they are a party except as permitted under the respective Credit Agreements. In addition to these principal covenants, in the Salton Sea Credit Agreement and the Partnership Credit Agreement, the Salton Sea Guarantors and the Partnership Guarantors have agreed (a) not to sell, lease or transfer any property or assets material to the Salton Sea Projects or the Partnership Projects, as applicable, except in the ordinary course of business; and (b) to maintain insurance as is generally carried by companies engaged in similar businesses and owning similar properties.

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

RELIANCE ON SINGLE UTILITY CUSTOMER

    Each of the Existing Projects relies on an agreement with Edison to generate 100% of its operating revenues. The payments under these agreements have constituted 100% of the operating revenues of each Existing Project since its inception, and may do so for the life of the Securities. Any material failure of Edison to fulfill its contractual obligations under the Power Purchase Agreements could have a material adverse effect on the ability of the Funding Corporation to pay principal of and interest on the Securities.

POWER PRICE AND SALES UNCERTAINTY

    The Power Purchase Agreements pursuant to which all of the Existing Projects (other than Salton Sea I and Salton Sea IV) sell electricity to SCE are SO4 Agreements. These agreements provide for both capacity payments and energy payments for a term of 30 years. While the basis for the capacity payment is fixed for the entire 30-year term, the price of energy payments is fixed only for the first ten years of the term. Thereafter, the required energy payment converts to Edison's avoided cost of energy, as determined by a methodology approved by, and subject to change by, the California Public Utility Commission. The fixed price period expired in February 1996 for Vulcan, in December 1998 for Del Ranch and Elmore; in February 1999 for Salton Sea III and in December 1999 for Leathers and will expire in April 2000 for Salton Sea II.

    For the year ended December 1999 and 1998, Edison's average avoided cost of energy was 3.1 cents and 3.0 cents per kWh, respectively, which is substantially below the contract energy prices earned for the year ended December 31, 1999. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Funding Corporation and the Guarantors cannot predict the likely level of avoided cost of energy prices under these agreements at the expiration of the fixed price periods. The revenues generated by each of these Projects has or will likely decline significantly after the expiration of the relevant fixed price periods.

    Although approximately one-third of the net electrical output of Salton Sea V is expected to be sold for use by the Zinc Recovery Project, neither Salton Sea V nor the CE Turbo Project currently has any power sales agreements for any significant portion of the capacity of such Projects. The strategy for Salton Sea V and the CE Turbo Project is to sell output not needed by the Zinc Recovery Project in short term transactions through the PX or in such other transactions from time to time as may be found to be more advantageous than those conducted through the PX. The PX was recently created to establish markets for the sale of power on a daily and an hourly basis. Thus, PX prices are expected to have the characteristics of short term spot prices and to fluctuate from time to time in a manner that cannot be predicted with accuracy and is not within the control of the Funding Corporation, the Guarantors or any other person.

ZINC PRICE AND SALES UNCERTAINTY

     In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

REGULATORY AND ENVIRONMENTAL MATTERS

    The Guarantors are subject to a number of environmental laws and regulations affecting many aspects of their present and future operations, including the disposal of various forms of materials resulting from geothermal reservoir production and the drilling and operation of new wells. Such laws and regulations generally require the Guarantors to obtain and comply with a wide variety of licenses, permits and other approvals. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Guarantors and the Projects also remain subject to a varied and complex body of environmental and energy regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Guarantors and the Projects which could have an adverse impact on their operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including the Public Utility Regulatory Policies Act and its implementation by utility commissions in the various states. The structure of such federal and state energy regulations has in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such challenges or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Guarantors and Projects, which would result in increased compliance costs could have a material adverse effect on the Guarantors' and the Projects' results of operations.

EMPLOYEES

    Employees necessary for the operation of the Salton Sea Projects and the Partnership Projects are provided by CEOC, under the operation and maintenance agreements described below. As of December 31, 1999, CEOC employed 197 people at the Salton Sea Projects and the Partnership Projects, collectively. CEOC employees are not covered by any collective bargaining agreement. The Funding Corporation believes that CEOC's employee relations are good.

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

                                  Year Ended    Year Ended    Year Ended    Year Ended   From June 20, 1995
                                 December 31,  December 31,  December 31,   December 31,  (Inception Date)
                                     1999         1998(1)        1997         1996 (2)         through
                                                                                          December 31, 1995 (3)
Total revenues                      $ 48,538      $ 39,329      $ 40,674      $ 40,567       $ 17,577
Net income                             1,123         1,783         1,461         1,821          1,507

                                 December 31,  December 31,  December 31,   December 31,  December 31,
                                    1999          1998(1)        1997         1996 (2)       1995(3)

Total assets                      $585,648      $659,337      $474,289      $575,989       $522,521
Senior secured notes and bonds     568,980       626,816       448,754       538,982        452,088
Total liabilities                  572,587       647,399       464,134       567,295        515,571
Total stockholder's equity          13,061        11,938        10,155         8,694          6,950

(1) On October 13, 1998 Funding Corporation issued additional securities of $285,000 of Salton Sea Notes and Bonds Series F.

(2) On June 20, 1996 Funding Corporation issued additional securities of $135,000 of Salton Sea Notes and Bonds Series D and E.

(3) Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior notes and bonds and issued
          $475,000 of senior secured notes and bonds.

SALTON SEA GUARANTORS

     The following tables set forth selected historical combined financial and operating data of the Salton Sea Guarantors. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                          1999(1)       1998          1997          1996(2)      1995(3)

Sales of electricity                  $  81,850     $  106,274     $  106,252        $ 90,982    $  71,605
Total revenues                           83,718        107,091        106,425          91,123       71,605
Net income                               23,045         45,939         42,816          35,031       17,955

Total assets                            633,014        628,515        556,353         565,934      500,400
Senior secured project note             293,954        310,030        266,208         299,840      321,500
Total liabilities                       329,842        348,388        322,165         374,562      330,801

(1) The decrease is due to Salton Sea III reaching the end of its fixed price period in February 1999.

(2)  In June 1996, Salton Sea IV commenced operations.

(3) Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Salton Sea Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Salton Sea Guarantors.

PARTNERSHIP GUARANTORS

     The following tables set forth selected historical combined financial and operating data of the Partnership Guarantors. The data should be read in conjunction with the financial statements and related notes, and other financial information appearing elsewhere in this Form 10-K.

                                                  Year Ended December 31,
                                         1999(1)       1998        1997        1996(2)      1995(3)
Sales of electricity                   $105,921     $165,779     $158,125     $132,212      $76,909
Total revenues                          114,988      172,565      162,315      140,226       87,483
Net income                               25,481       37,134       33,637       25,759       14,637

Total assets                            901,892      907,819      736,783      742,183      602,172
Loans payable                               ---          ---          ---          ---       43,766
Senior secured project note             261,212      293,576      143,610      182,204       62,706
Total liabilities                       377,578      408,986      275,084      314,121      228,440

(1) The decrease is due to the end of the fixed price period at Del Ranch and Elmore.

(2) On April 17, 1996 the remaining 50% interest of the Partnership Projects was acquired from Edison Mission Energy.

(3) Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Partnership Guarantors to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Partnership Guarantors.

ROYALTY GUARANTOR

     The following tables set forth selected historical financial and operating data of the Royalty Guarantor. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.

                                                         Year Ended December 31,
                                          1999       1998 (1)       1997        1996       1995 (2)
Total revenues                          $26,274      $51,703       $32,231     $30,143      $28,383
Net income                               19,222       19,497         8,661       4,769        3,510

Total assets                             71,116       77,432        86,009      91,073      117,341
Senior secured project note              13,814       23,210        38,934      56,936       67,882
Total liabilities                        13,896       39,434        67,508      81,233       89,290

(1) In 1998, the Royalty Guarantor received $25,000 in a settlement related to the GEO East Mesa payments.

(2) Information as of December 31, 1995 and for the year then ended reflects adjustments which have been made to the net assets of the Royalty Guarantor to reflect the effect of the acquisition of Magma accounted for as a purchase business combination pushed down to the Royalty Guarantor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING RESULTS OF OPERATIONS

     Funding Corporation was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On October 13, 1998, June 20, 1996 and July 21, 1995, the Funding Corporation issued $285 million, $135 million and $475 million, respectively, of senior secured notes and bonds (the "Securities"). The Securities are payable from payments made of principal and interest on the Project Notes by the Guarantors, to the Funding Corporation. The Securities are guaranteed on a joint and several basis by the Guarantors. The guarantees of the Partnership Guarantors and Royalty Guarantor are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Securities.

     The periodic results of operations for the Guarantors are influenced to varying degrees by a number of factors, principally the level of revenues received under the power purchase agreements, project capacity utilization, the level of operating expenses and capital expenditures.

POWER PURCHASE AGREEMENTS

     The Imperial Valley Project consists of the Partnership Project and the Salton Sea Project located in the Imperial Valley in California. The operating Partnership Project consists of the Vulcan, Hoch (Del Ranch), Elmore, and Leathers Partnerships. The operating Salton Sea Project consists of Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV.

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

     The scheduled energy price periods of the Partnership Projects' SO4 Agreements extended until February 1996 for the Vulcan Partnership, December 1998 for the Del Ranch and Elmore Partnerships and December 1999 for the Leathers Partnerships.

     Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during 1999. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1.1 million per annum.

     Salton Sea II and Salton Sea III sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires in April 2000 for Salton Sea II and expired in February 1999 for Salton Sea III are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3.3 million and $9.7 million, respectively.

     Salton Sea IV sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30 year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

     For the year ended December 31, 1999 and 1998, Edison's average Avoided Cost of Energy was 3.1 cents and 3.0 cents per kWh, respectively, which is substantially below the contract energy prices earned for the year ended
December 31, 1999. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements will likely decline significantly after the expiration of the respective scheduled payment periods.

CAPACITY UTILIZATIONS

     For purposes of consistency in financial presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers plants are based on capacity amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants, are based on nominal capacity amounts of 10, 20, 49.8 and 39.6 net MW, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of Salton Sea I and II, Salton Sea III and Salton Sea IV:

                                          Years Ended December 31,
                                  1999            1998           1997

  Overall capacity factor         91.9%           94.2%          95.6%
  Capacity NMW (average)          119.4           119.4          119.4
  Kwh produced (in thousands)   960,800         985,500        999,400

The following operating data represents the aggregate capacity and electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                       Years Ended December 31,
                                  1999            1998           1997
  Operating capacity factor      103.4%          101.3%         102.2%
  Capacity NMW (average)          148.0           148.0          148.0
  Kwh produced (in thousands) 1,339,900       1,313,900      1,324,400

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

REVENUES

     The Salton Sea Guarantors' sales of electricity decreased to $81.9 million for the year ended December 31, 1999 from $106.3 million for the same period in 1998. The decrease is due to Salton Sea III reaching the end of its fixed price period in February, 1999. The Salton Sea Guarantors' sales of electricity was $106.3 million for the year ended December 31, 1998 compared to $106.3 million for the same period in 1997.

     The Partnership Guarantors' sales of electricity decreased to $105.9 million for the year ended December 31, 1999 from $165.8 million for the same period in 1998, a 36.1% decrease. The decrease is due to the end of the fixed price period at Del Ranch and Elmore in December 1998. The Partnership Guarantors' sales of electricity increased to $165.8 million for the year ended December 31, 1998 from $158.1 million for the same period in 1997, a 4.8% increase. This increase was due primarily to scheduled price increases.

     Interest and other income for the Partnership Guarantors increased to $9.1 million for the year ended December 31, 1999 from $6.8 million for the same period in 1998. Interest and other income for the Partnership Guarantors increased to $6.8 million for the year ended December 31, 1998 from $4.2 million for the same period in 1997. The increases were due to interest income on the higher restricted cash balances.

     The Royalty Guarantor revenue decreased to $26.3 million for the year ended December 31, 1999 from $51.7 million for the same period in 1998 and $32.2 million for the same period in 1997. The decreases in royalty revenue were primarily due to a decrease in East Mesa payments related to a settlement agreement in 1998 for prior years and the result of the lower energy sales at the Partnership Projects resulting in lower royalties.

OPERATING EXPENSES

     The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $28.8 million, or 2.99 cents per kWh, for the year ended December 31, 1999, from $30.3 million or 3.08 cents per kWh for the same period in 1998 and $30.9 million or 3.09 cents per kWh for the same period in 1997. The decrease in expenses from 1998 to 1999 was due primarily to lower royalty expense and management fees associated with the lower revenue.

     The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $48.0 million, or 3.88 cents per kWh, for the year ended December 31, 1999, from $63.7 million or 5.26 cents per kWh for the same period in 1998 and $64.1 million or 5.25 cents per kWh for the same period in 1997. The decrease in costs from 1998 to 1999 was due primarily to the decreases in royalty expense due to lower revenue.

     The Royalty Guarantor's operating expenses decreased to $4.6 million for the year ended December 31, 1999 from $8.1 million for the same period of 1998 and $7.8 million for the same period of 1997. The decrease was due to scheduled decreases in third party lessor royalties related to the decreases in the Partnership Projects' sales of electricity.

DEPRECIATION AND AMORTIZATION

     The Salton Sea Guarantors' depreciation and amortization increased to $16.9 million for the year ended December 31, 1999 from $14.9 million for the year ended December 31, 1998 and $14.7 million for the year ended December 31, 1997. The increase was due to an adjustment in the step up depreciation charges.

     The Partnership Guarantors' depreciation and amortization decreased to $22.6 million for the year ended December 31, 1999 from $48.6 million for the same period in 1998 and $38.8 million for the same period in 1997. The decrease from 1998 to 1999 was primarily due to reduced step up depreciation after the end of the fixed price periods for the Del Ranch and Elmore projects as a result of greater value being assigned to the scheduled price periods for the contracts relating to these projects at the time of acquisition. The scheduled price periods for the contracts relating to Del Ranch and Elmore expired in December 1998. The increase from 1997 to 1998 was due primarily to a modification of the amortization method used to amortize the fair value adjustments associated with the scheduled price periods of the four plants acquired in the Imperial Valley. The amortization method was modified from the weighted average of the scheduled price periods of the four plants to the scheduled price periods of each individual plant. The impact of this modification was to increase amortization expense by $7.5 million in 1998 compared with 1997.

     The Royalty Guarantor's amortization decreased to $7.1 million for the year ended December 31, 1999 from $9.8 million for the same period in 1998 and 1997. The decrease in 1999 is consistent with the Company's scheduled amortization of the royalty stream and the excess of cost over fair value related to the Magma acquisition.

INTEREST EXPENSE

     The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $15.0 million for the year ended December 31, 1999 from $16.0 million for the same period in 1998. The decrease was due primarily to higher capitalized interest charges on the Salton Sea V construction costs and repayment of debt. The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $16.0 million for the year ended December 31, 1998 from $18.1 million for the same period in 1997. The decrease was due primarily to the repayment of debt.

    The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $6.4 million for the year ended December 31, 1999 from $3.6 million for the same period in 1998 and $4.4 million for the same period in 1997. The changes are a result of the issuance of $201.8 million of senior secured project notes in October 1998 partially offset by repayment of debt and capitalization of interest on the mineral extraction project.

     The Royalty Guarantors' interest expense decreased to $1.7 million for the year ended December 31, 1999 from $2.8 million for the same period in 1998 and $4.2 million for the same period in 1997. These decreases are due to the repayment of debt.

INCOME TAX PROVISION

     The Salton Sea Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

     The Partnership Guarantors' income tax provision decreased to $12.5 million for the year ended December 31, 1999 from $19.5 million for the same period in 1998 and $21.4 million for the same period in 1997. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after payment of operating expenses and debt service.

     The Royalty Guarantor's income tax provision decreased to a benefit of $6.3 million for the year ended December 31, 1999 from an expense of $11.5 million for the same period in 1998. The decrease in the provision is due to the change in the Royalty Guarantor from a corporation to a limited liability company which is not taxed. The Royalty Guarantor's income tax provision increased to $11.5 million for the year ended December 31, 1998 from $1.8 million for the same period in 1997. The increase in the provision can be attributed to higher royalty stream income.

NET INCOME

     The Funding Corporation's net income was $1.1 million for the year ended December 31, 1999 compared to $1.8 million for the year ended December 31, 1998 and $1.5 million for the period ended December 31, 1997, which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

     The Salton Sea Guarantors' net income decreased to $23.0 million for the year ended December 31, 1999, compared to $45.9 million for the year ended December 31, 1998 and $42.8 million for the year ended December 31, 1997.

     The Partnership Guarantors' net income decreased to $25.5 million for the year ended December 31, 1999, compared to $37.1 million for the year ended December 31, 1998 and $33.6 million for the year ended December 31, 1997.

     The Royalty Guarantor's net income decreased to $19.2 million for the year ended December 31, 1999, compared to $19.5 million for the year ended December 31, 1998 and $8.7 million for the year ended December 31, 1997.

CAPITAL RESOURCES AND LIQUIDITY

     CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC"), developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Company's Imperial Valley plants (the "Zinc Recovery Project") A pilot plant has successfully produced commercial quality zinc at the company's Imperial Valley Project. The Company's affilates intend to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. The Company's affiliates are also investigating producing silica as an extraction project. Silica is used as a filler for such products as paint, plastics and high temperature cement.

     Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near the Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

     The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200.9 million. The Company has incurred $92.8 million of such costs through December 31, 1999.

    Salton Sea Power LLC, a Salton Sea Guarantor, is constructing Salton Sea V. Salton Sea V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX") or in other market transactions.

     Salton Sea V is being constructed pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). Salton Sea V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea V are expected to be approximately $119.1 million. Salton Sea Power LLC has incurred approximately $85.6 million of such costs through December 31, 1999.

     CE Turbo LLC, a Partnership Guarantor, is constructing the CE Turbo Project. The CE Turbo Project will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the PX or in other market transactions.

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

     The CE Turbo Project and the Region 2 Brine Facilities Construction are being constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC are guaranteed by Stone & Webster, Incorporated. The CE Turbo Project is scheduled to commence initial operations in early 2000 and the Region 2 Brine Facilities Construction is scheduled to be completed in mid-2000. Total project costs for both the CE Turbo Project and the Region 2 Brine Facilities Construction are expected to be approximately $63.7 million. The Company has incurred approximately $40.8 million of such costs through December 31, 1999.

      The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than interest earned on funds on deposit. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison. The Royalty Guarantor's only source of revenue is payments received pursuant to resource lease agreements with the Partnership Projects and agreements with the East Mesa Project. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

     Inflation has not had a significant impact on the Guarantors' operating revenue and costs; energy payments for the Guarantors (excluding those projects receiving avoided cost rates) will continue to be based on fixed rates and are not adjusted for inflation through the initial ten-year period of each power purchase agreement.

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

INTEREST RATE RISK

     At December 31, 1999, the Funding Corporation had fixed-rate long-term debt of $569.0 million in principal amount and having a fair value of $540.7 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $32.2 million if interest rates were to increase by 10% from their levels at December 31, 1999. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         SALTON SEA FUNDING CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

SALTON SEA FUNDING CORPORATION

Independent auditors' report--Deloitte & Touche LLP...........................31

Balance sheets as of December 31, 1999 and 1998 ..............................32

Statements of operations for the three years ended December 31, 1999 .........33

Statements of stockholder's equity for the three years ended
  December 31, 1999...........................................................34

Statements of cash flows for the three years ended December 31, 1999 .........35

Notes to financial statements.................................................36

SALTON SEA GUARANTORS

Independent auditors' report--Deloitte & Touche LLP...........................38

Combined balance sheets as of December 31, 1999  and 1998.....................39

Combined statements of operations for the three years ended
  December 31, 1999...........................................................40

Combined statements of Guarantors' equity for the three years ended
  December 31, 1999...........................................................41

Combined statements of cash flows for the three years ended December 31, 1999.42

Notes to combined financial statements........................................43

PARTNERSHIP GUARANTORS

Independent auditors' report--Deloitte & Touche LLP...........................48

Combined balance sheets as of December 31, 1999 and 1998......................49

Combined statements of operations for the three years ended December 31, 1999.50

Combined statements of Guarantors' equity for the three years ended
  December 31, 1999...........................................................51

Combined statements of cash flows for the three years ended December 31, 1999.52

Notes to combined financial statements........................................53

SALTON SEA ROYALTY LLC

Independent auditors' report--Deloitte & Touche LLP...........................65

Balance sheets as of December 31, 1999 and 1998...............................66

Statements of operations for the three years ended December 31, 1999..........67

Statements of equity for the three years ended December 31, 1999 .............68

Statements of cash flows for the three years ended December 31, 1999 .........69

Notes to financial statements.................................................70

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

    We have audited the accompanying balance sheets of Salton Sea Funding Corporation as of December 31, 1999 and 1998 and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Funding Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 25, 2000

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              December 31,
                                                          1999          1998
ASSETS

Cash                                                  $   2,086     $   17,629
Prepaid expenses and other assets                         3,617          6,768
Due from affiliates                                       2,118            ---
Current portion secured project notes from guarantors    25,072         57,836
                                                         ------         ------
Total current assets                                     32,893         82,233

Secured project notes from Guarantors                   543,908        568,980
Investment in 1% of net assets of Guarantors              8,847          8,124
                                                      $ 585,648     $  659,337
                                                        =======        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

Accrued liabilities                                   $   3,607     $    3,971
Due to affiliates                                           ---         16,612
Current portion long term debt                           25,072         57,836
                                                         ------         ------
Total current liabilities                                28,679         78,419

Senior secured notes and bonds                          543,908        568,980
                                                      ---------       ---------
    Total liabilities                                   572,587        647,399
Commitments and contingencies (Note 3)

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                         -             -
Additional paid-in capital                                5,366         5,366
Retained earnings                                         7,695         6,572
                                                      ---------     ---------
    Total stockholder's equity                           13,061        11,938
                                                      ---------     ---------
                                                      $ 585,648     $ 659,337
                                                        =======       =======

   The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                           For the Year Ended December 31,
                                         1999        1998              1997
Revenues:

Interest income                        $47,815      $38,349           $39,823
Equity in earnings of Guarantors           723          980               851
                                       -------      -------           -------
                                        48,538       39,329            40,674
Expenses:

General and administrative expenses        775          804               748
Interest expense                        45,859       35,495            37,443
                                        ------      -------            ------
Total expenses                          46,634       36,299            38,191
Income before income taxes               1,904        3,030             2,483
Provision for income taxes                 781        1,247             1,022
                                     ---------   ----------        ----------
Net income                             $ 1,123      $ 1,783           $ 1,461
                                        ======       ======            ======


    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                Additional
                                Common Stock      Paid-in   Retained    Total
                              Shares    Amount    Capital    Earnings   Equity

Balance, January 1, 1997         100   $      -  $ 5,366      $ 3,328  $  8,694

Net income                         -          -        -        1,461     1,461
                              ------    --------   --------  --------  --------
Balance, December 31, 1997       100          -    5,366        4,789    10,155

Net income                         -          -        -        1,783     1,783
                              ------    --------   --------  --------  --------
Balance, December 31, 1998       100          -    5,366        6,572    11,938

Net income                         -          -        -        1,123     1,123
                              ------    --------   --------  --------  --------
Balance, December 31, 1999       100   $      -  $ 5,366      $ 7,695  $ 13,061
                               =====      =====    =====        =====     =====


    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                               For the Years Ended December 31,
                                                  1999        1998       1997
Cash flows from operating activities:

    Net income                                 $  1,123    $   1,783  $  1,461
    Adjustments to reconcile net income to net cash flows from operating activities:

    Equity in earnings of guarantors               (723)        (980)     (851)
    Changes in assets and liabilities:
       Prepaid expenses and other assets          3,151       (3,945)      629
       Accrued liabilities                         (364)       1,189      (509)
                                               --------    ---------  --------
    Net cash flows from operating activities      3,187       (1,953)      730
                                               --------    ---------  --------
Cash flows from investing activities:

    Decrease in restricted cash                     ---          ---    14,044
    Secured project notes from Guarantors           ---     (285,000)      ---
    Principal repayments of secured project
          notes from Guarantors                  57,836      106,938    90,228
                                               --------    ---------  --------
    Net cash flows from investing activities     57,836     (178,062)  104,272
                                               --------    ---------  --------
Cash flows from financing activities:
    Proceeds from offering of senior secured

       notes and bonds                              ---      285,000       ---
    Repayment of senior secured
       notes and bonds                          (57,836)    (106,938)  (90,228)
    Due to affiliates                           (18,730)       4,014   (12,424)
                                               --------    ---------  --------
    Net cash flows from financing activities    (76,566)     182,076  (102,652)
                                               --------    ---------  --------
Net change in cash                              (15,543)       2,061     2,350
Cash at the beginning of period                  17,629       15,568    13,218
                                               --------    ---------  --------
Cash at the end of period                      $  2,086    $  17,629  $ 15,568
                                               ========      =======   =======
Supplemental disclosure
    Interest paid                              $ 46,210    $  34,326  $ 37,974
                                               ========      =======   =======
    Income taxes paid                          $    781    $   1,247  $  1,022
                                               ========      =======   =======


    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. THE PURPOSE AND BUSINESS OF SALTON SEA FUNDING CORPORATION

     Salton Sea Funding Corporation (the "Funding Corporation"), which was formed on June 20, 1995, is a special purpose Delaware corporation and was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On July 21, 1995, June 20, 1996 and October 31, 1998, the Funding
Corporation issued $475.0 million and $135.0 million and $285.0 million, respectively, of Senior Secured Notes and Bonds (collectively, the "Securities").

    The Funding Corporation is a wholly-owned subsidiary of Magma Power Company, which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MidAmerican"). On February 8, 1999, MidAmerican created a new subsidiary, CE Generation and subsequently transferred its interest in the Company and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MidAmerican. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to El Paso Holding Company, an affiliate of El Paso Energy Corporation.

    The Securities are payable from the proceeds of payments made of principal and interest on the Secured Project Notes from the Guarantors to the Funding Corporation. The Securities are also guaranteed on a joint and several basis by the Salton Sea Guarantors, the Partnership Guarantors and Salton Sea Royalty LLC (collectively the "Guarantors"). The guarantees of the Partnership Guarantors and Salton Sea Royalty LLC are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Securities.

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

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this accounting pronouncement.

3. SENIOR SECURED NOTES AND BONDS

The Funding Corporation's debt securities (the "Notes and Bonds") are as follows (in thousands):

                  SENIOR  FINAL MATURITY           DECEMBER 31,    DECEMBER 31,
              SECURED SERIES  DATE           RATE      1999            1998

July 21, 1995     A Notes  May 30, 2000      6.69%    $18,532         $48,436
July 21, 1995     B Bonds  May 30, 2005      7.37%    101,776         106,980
July 21, 1995     C Bonds  May 30, 2010      7.84%    109,250         109,250
June 20, 1996     D Notes  May 30, 2000      7.02%      1,500          12,150
JUNE 20, 1996     E BONDS  MAY 30, 2011      8.30%     52,922          65,000
OCTOBER 13, 1998  F BONDS  NOVEMBER 30, 2018 7.475%   285,000         285,000
                                                     ---------        --------
                                                     $568,980        $626,816

    Principal and interest payments are made in semi-annual installments. Principal maturities of the Senior Secured Notes and Bonds are as follows (in thousands):

                  2000                              $  25,072
                  2001                                 23,658
                  2002                                 28,572
                  2003                                 28,086
                  2004                                 30,588
                  Thereafter                          433,004
                                                  -----------
                                                     $568,980
                                                      =======

     On October 13, 1998, the Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. The proceeds from the offering will be used to fund construction of two new geothermal power projects, a related zinc recovery project, certain upgrades for brine processing facilities and other capital improvements and financing costs.

     Pursuant to a depository agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the amount of $42.5 million from which scheduled interest and principal payments can be made.

          The estimated fair values of the Senior Secured Notes and Bonds at December 31, 1999 and 1998 were $540.7 million and $646.4 million, respectively.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying combined balance sheets of the Salton Sea Guarantors as of December 31, 1999 and 1998, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Salton Sea Guarantors as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 25, 2000

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                                                 December 31,
                                                              1999         1998
Accounts receivable                                       $   11,537   $ 15,957
Prepaid expenses and other assets                             11,695     12,410
                                                              ------     ------
Total current assets                                          23,232     28,367

Restricted cash                                               10,001     71,673
Property, plant, contracts and equipment, net                552,903    480,293
Excess of cost over fair value of net assets acquired, net    46,878     48,182
                                                          ---------- ----------
                                                            $633,014   $628,515
                                                             =======    =======


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:

Accounts payable                                          $       33   $    504
Accrued liabilities                                            7,862      7,166
Current portion of long term debt                              9,737     16,076
                                                               -----     ------
Total current liabilities                                     17,632     23,746

Due to affiliates                                             27,993     30,688
Senior secured project note                                  284,217    293,954
                                                          ---------- ----------
Total liabilities                                            329,842    348,388

Commitments and contingencies (Notes 5 and 6)

Total Guarantors' equity                                     303,172    280,127
                                                          ---------- ----------
                                                            $633,014   $628,515
                                                             =======    =======


The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                        Year Ended December

31,

                                         1999          1998           1997
Revenues:

Sales of electricity                   $ 81,850       $106,274       $106,252
Interest and other income                 1,868            817            173
                                     ----------     ----------     ----------
Total Revenues                           83,718        107,091        106,425
                                     ----------     ----------     ----------
Expenses:
Operating, general and

    administrative expenses              28,772         30,306         30,865
Depreciation and amortization            16,891         14,857         14,689
Interest expense                         24,251         21,730         23,004
Less capitalized interest                (9,241)        (5,741)        (4,949)
                                     ----------    -----------     ----------
Total expenses                           60,673         61,152         63,609
                                     ----------    -----------     ----------
Net income                              $23,045        $45,939        $42,816
                                     ==========     ==========     ==========


The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

Balance, January 1, 1997                     $   191,372

Net income                                        42,816

                                            ------------
Balance, December 31, 1997                       234,188

Net income                                        45,939

                                            ------------
Balance, December 31, 1998                       280,127

Net income                                        23,045

                                            ------------
Balance, December 31, 1999                  $    303,172
                                            ============

The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                     Years Ended December 31,
                                                    1999        1998     1997

Cash flows from operating activities:

Net income                                       $  23,045  $  45,939 $  42,816
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                  16,891     14,857    14,689
     Changes in assets and liabilities:
       Accounts receivable                           4,420       (134)     (869)
       Prepaid expenses and other assets               715        633     2,965
       Accounts payable and accrued liabilities        225       (546)   (2,415)
                                                 ---------  --------- ---------
Net cash flows from operating activities            45,296     60,749    57,186
                                                 ---------  --------- ---------
Cash flows from investing activities:

Capital expenditures                               (88,197)   (15,845)   (7,204)
Decrease (Increase) in restricted cash              61,672    (71,673)      ---
                                                 ---------  --------- ---------
Net cash flows from investing activities           (26,525)   (87,518)   (7,204)
                                                 ---------  --------- ---------
Cash flows from financing activities:

Repayments of senior secured project note         (16,076)   (39,450)  (33,632)
Proceeds from offering of senior secured
   project note                                       ---     83,272       ---
Due to affiliates                                  (2,695)   (17,053)  (16,350)
                                                 ---------- --------- ---------
Net cash flows from financing activities           (18,771)    26,769   (49,982)
                                                 ---------- ---------  --------
Net change in cash                                     ---        ---       ---
Cash at beginning of period                            ---        ---       ---
                                                 ----------  --------  --------
Cash at end of period                            $          $     ---  $    ---
                                                   =======   ========   =======
Supplemental disclosure:
Cash paid for interest                           $  24,394  $  21,434  $ 21,591
                                                   =======   ========   =======

     The accompanying notes are an integral part of the combined financial statements.

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

     Salton Sea Guarantors (the "Guarantors") (not a legal entity) own 100% interests in four operating geothermal electric power generating plants (Salton Sea I, II, III and IV) and a fifth plant (Salton Sea V or the Salton Sea Expansion) which is currently under construction (collectively, the "Salton Sea Projects"). All five plants are located in the Imperial Valley of California. The Salton Sea Guarantors guarantee loans from Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of Magma Power Company ("Magma") which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MidAmerican").

     On February 8, 1999, MidAmerican created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Company and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MidAmerican. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to El Paso Holding Company, an affiliate of El Paso Energy Corporation.

   The financial statements consist of the combination of (1) Salton Sea Brine Processing, L.P., a California limited partnership between Magma as a 99% limited partner and Salton Sea Power Company ("SSPC"), a wholly-owned subsidiary of Magma, as a 1% general partner, (2) Salton Sea Power Generation, L.P., a California limited partnership between Salton Sea Brine Processing, L.P., as a 99% limited partner, and Salton Sea Power Company, as a 1% general partner, (3) assets and liabilities attributable to Salton Sea IV which are held 99% by Salton Sea Power Generation, L.P. and 1% by Fish Lake Power LLC ("FLPC") and (4) Salton Sea Power L.L.C., a Delaware limited liability company. Effective in June of 1995, 1% interests in SSPC and FLPC were transferred to Funding Corporation. All of the entities in the combination are affiliates of Magma and indirect subsidiaries of CE Generation.

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

REVENUE RECOGNITION

   The Guarantors recognize revenues and related accounts receivable with respect to their four operating facilities from sales of electricity to Southern California Edison Company ("Edison") on an accrual basis. Edison is the sole customer of the Guarantors. The Guarantors earn energy payments based on kilowatt hours ("kWhs") of energy provided to Edison. During the first 10 years for Salton Sea II and III, the Guarantors earn payments for energy as scheduled in their SO4 Agreements. After the 10-year scheduled payment period has expired (in 1999 for Salton Sea III and 2000 for Salton Sea II), the energy payment per kWh throughout the remainder of the contract period will be at Edison's Avoided Cost of Energy.

   Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during 1999. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1.1 million per annum.

   Salton Sea II and Salton Sea III sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expire in April 2000 for Salton Sea II and expired in February 1999 for Salton Sea III are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3.3 million and $9.7 million, respectively.

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

   For the year ended December 31, 1999 and 1998, Edison's average Avoided Cost of Energy was 3.1 cents and 3.0 cents per kWh, respectively, which is substantially below the contract energy prices earned in 1999. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under SO4 Agreements will likely decline significantly after the expiration of the relevant scheduled payment periods.

   If Edison was unable to perform, the Guarantors could incur an accounting loss equal to the entire accounts receivable balance.

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

EXCESS OF COST OVER FAIR VALUE

    Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1999 and 1998, accumulated amortization of the excess of cost over fair value was $6.4 million and $5.1 million, respectively.

CAPITALIZATION OF INTEREST AND DEFERRED FINANCING COSTS

    Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

    Deferred financing costs are amortized over the term of the related financing using the effective interest method.

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

IMPAIRMENT OF LONG-LIVED ASSETS

   The Guarantors review long-lived assets and certain identifiable intangibles for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized, based on discounted cash flows or various models, whenever evidence exists that the carrying value is not recoverable.

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

ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Guarantors have not yet determined the impact of this accounting pronouncement.

3.  PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

    Property, plant, contracts and equipment consisted of the following:

                                                           December 31,
                                                     1999              1998
                                                   -------------  -------------
Plant and equipment                               $333,109           $331,230
Power sale agreements                               64,609             64,609
Mineral reserves                                    86,762             77,521
Wells and resource development                      43,584             43,549
                                                  --------       ------------
                                                   528,064            516,909
Less accumulated depreciation
    and amortization                               (60,786)           (45,874)
                                                  --------       ------------
                                                   467,278            471,035
Construction in progress:
Salton Sea V                                        85,625              9,258
                                                  --------       ------------
                                                  $552,903           $480,293
                                                   =======            =======

4. SENIOR SECURED PROJECT NOTE

     The Guarantors have a project note payable to Salton Sea Funding Corporation with interest rates ranging from 6.69% to 7.84%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $569.0 million at December 31, 1999. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

    On October 13, 1998, the Salton Sea Funding Corporation issued an additional investment grade offering for $285.0 million. In connection with this offering the Guarantors issued an additional project note in the amount of $83.3 million with an interest rate of 7.475% with a final maturity of November 30, 2018.

    Principal maturities of the senior secured project note are as follows (in thousands):

                           2000                                $   9,737
                           2001                                   17,319
                           2002                                   20,487
                           2003                                   22,765
                           2004                                   24,409
                           Thereafter                            199,237
                                                            ------------
                                                                $293,954
                                                                 =======

     The estimated fair values of the senior secured projects notes at December 31, 1999 and 1998 were $282.4 million and $323.1 million, respectively.

5.  RELATED PARTY TRANSACTIONS

    The Guarantors have entered into the following agreements:

o Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, whereby the Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all electricity revenues received by the Guarantors. The amount expensed for the years ended December 31, 1999, 1998 and 1997 was $3.7 million, $4.9 million and $4.9 million, respectively.

o Administrative Services Agreement dated April 1, 1993 with Magma, whereby Magma will provide to the Guarantors, excluding Salton Sea IV, administrative and management services. Fees payable to Magma amount to 3% of total electricity revenues. The amount expensed for the years ended December 31, 1999, 1998 and 1997 was $1.5 million, $2.3 million and $2.3 million, respectively.

o Operating and Maintenance Agreement dated April 1, 1993 with CalEnergy Operating Corporation ("CEOC"), whereby the Guarantors retain CEOC to operate the Salton Sea facilities for a period of 32 years. Payment is made to CEOC in the form of reimbursements of expenses incurred. During 1999, 1998 and 1997, the Guarantors reimbursed CEOC for expenses of $6.7 million, $6.3 million and $7.5 million, respectively.

6.   COMMITMENTS AND CONTINGENCIES

     Salton Sea Power LLC, a Salton Sea Guarantor, is constructing Salton Sea V. Salton Sea V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX") or in other market transactions.

     Salton Sea V is being constructed pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). Salton Sea V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea V are expected to be approximately $119.1 million. Salton Sea Power LLC has incurred approximately $85.6 million of such costs through December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

    We have audited the accompanying combined balance sheets of the Partnership Guarantors as of December 31, 1999 and 1998, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership Guarantors as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 25, 2000

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            December 31,

                                                        1999             1998
ASSETS

Accounts receivable                                  $ 16,295          $ 33,404
Prepaid expenses and other assets                      18,959            23,088
                                                     --------          --------
Total current assets                                   35,254            56,492
                                                     --------          --------
Restricted cash                                        60,454           164,983
Property, plant, contracts and equipment, net         531,427           399,817
Management fee, net                                    71,489            71,596
Due from affiliates                                    75,274            83,373
Excess of fair value over net assets acquired, net    127,994           131,558
                                                   ----------       -----------
                                                     $901,892          $907,819
                                                      =======           =======
LIABILITIES AND GUARANTORS' EQUITY
Liabilities:

Accounts payable                                   $    3,925        $    1,879
Accrued liabilities                                    13,534            15,890
CURRENT PORTION OF LONG TERM DEBT                      10,562            32,364
                                                       ------            ------
Total current liabilities                              28,021            50,133

Senior secured project note                           250,650           261,212
Deferred income taxes                                  98,907            97,641
                                                   -----------       ----------
Total liabilities                                     377,578           408,986

Commitments and contingencies (Notes 4, 5 and 8)

Guarantors' equity:
Common stock                                                3                 3
Additional paid-in capital                            387,663           387,663
Retained earnings                                     136,648           111,167
                                                    -----------      ----------
Total Guarantors' equity                              524,314           498,833
                                                   ----------       -----------
                                                     $901,892          $907,819
                                                      =======           =======


The accompanying notes are an integral part of the combined financial statements

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                  Years Ended December 31,

                                               1999       1998        1997
Revenues:

Sales of electricity                        $105,921    $165,779    $158,125
Interest and other income                      9,067       6,786       4,190
                                           ---------    --------    --------
Total revenues                               114,988     172,565     162,315

Costs and expenses:

Operating, general and administrative costs   47,967      63,717      64,103
Depreciation and amortization                 22,566      48,615      38,771
Interest expense                              22,200      13,836      13,753
Less capitalized interest                    (15,773)    (10,266)     (9,323)
                                            -----------  --------  -----------
Total expenses                                76,960     115,902     107,304
                                           ---------    --------    --------
Income before income taxes                    38,028      56,663      55,011
Provision for income taxes                    12,547      19,529      21,374
                                           ---------    --------    --------
Net income                                  $ 25,481    $ 37,134    $ 33,637
                                             =======      ======      ======



The accompanying notes are an integral part of the combined financial statements

                             PARTNERSHIP GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                               Additional
                               Common Stock     Paid-in   Retained      Total
                              Shares  Amount    Capital   Earnings     Equity
                             -------- --------- --------- ---------- -----------
Balance, January 1, 1997        3    $      3  $387,663  $ 40,396    $428,062

Net income                      -           -         -    33,637      33,637
                            -----    --------  --------  --------   ---------
Balance, December 31, 1997      3           3   387,663    74,033     461,699

Net income                      -           -         -    37,134      37,134
                            -----    --------  --------  --------   ---------
Balance, December 31, 1998      3           3   387,663   111,167     498,833

Net income                      -           -         -    25,481      25,481
                            -----    --------  --------  --------   ---------
Balance, December 31, 1999      3    $      3  $387,663  $136,648    $524,314
                            =====      ======   =======    ======     =======


The accompanying notes are an integral part of the combined financial statements

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                   Years Ended December 31,

                                                1999       1998        1997

Cash flows from operating activities:
 Net income                                     $25,481   $37,134     $ 33,637
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                  22,566    48,615       38,771
  Deferred income taxes                           1,266    (9,210)      (1,426)
  Changes in assets and liabilities:
    Accounts receivable                          17,109    (9,923)        (715)
    Prepaid expenses and other assets             4,129    (9,967)       5,962
    Accounts payable and accrued liabilities       (310)   30,903          983

                                             ---------- ---------   ----------
Net cash flows from operating activities         70,241    87,552       77,212

                                             ---------- ---------   ----------
Cash flows from investing activities:

Capital expenditures                           (147,801)  (74,202)     (39,556)
Decrease (increase) in restricted cash          104,529  (164,983)           -
Management fee                                   (2,704)   (1,514)      (4,029)

                                             ---------- ---------   ----------
Net cash flows from investing activities        (45,976) (240,699)     (43,585)
                                             ---------- ---------   ----------
Cash flows from financing activities:

Repayments of senior secured project notes      (32,364)  (51,762)     (38,594)
Proceeds of offering from senior secured
  project notes                                     ---   201,728          ---

Decrease in amounts due from affiliates           8,099     3,181        4,967
                                             ---------- ---------      -------
Net cash flows from financing activities        (24,265)  153,147      (33,627)
                                              --------- ---------      -------
Net change in cash                                  ---       ---          ---
Cash at beginning of period                         ---       ---          ---

                                              --------- ---------      -------
Cash at the end of period                    $      --- $     --- $        ---
                                               ======== =========      =======
Supplemental disclosure:
Cash paid for interest                       $   21,715 $  13,361 $     13,165
                                               ========  ========      =======
  Income taxes paid                          $   11,281 $  28,739 $     22,800
                                               ========  ========      =======


         The accompanying notes are an integral part of these combined financial statements.

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

  Partnership Guarantors (the "Guarantors") (not a legal entity) consists of the combination of Vulcan Power Company ("VPC"), CalEnergy Operating Corporation ("CEOC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"); CE Turbo LLC, indirectly wholly-owned by Magma; and CalEnergy Minerals LLC, a Delaware limited liability company ("Minerals LLC"), formerly indirectly owned by Magma and currently owned indirectly by MidAmerican Energy Holdings Company ("MidAmerican"). VPC's and CEOC's principal assets are interests in certain partnerships which are engaged in the operation of geothermal power plants in the Imperial Valley of California. The Guarantors have guaranteed the loans to such partnerships from Funding Corporation, an indirect wholly-owned subsidiary of Magma, which in turn was wholly-owned by MidAmerican.

  On February 8, 1999, MidAmerican created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Company and its power generation assets in the Imperial Valley to CE Generation, with Minerals, LLC and other assets being retained by MidAmerican. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to El Paso Holding Company, an affiliate of El Paso Energy Corporation.

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

     Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

   The fixed energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for Vulcan, December 1998 for Hoch (Del Ranch) and Elmore, and December 1999 for the Leathers Partnership. For 1999, Vulcan, Hoch and Elmore are receiving Edison's Avoided Cost of Energy pursuant to their respective SO4 Agreements. The weighted average energy rate for the Partnership Project was 6.49 cents per kWh in 1999.

  For the year ended December 31, 1999 and 1998, Edison's average Avoided Cost of Energy was 3.1 cents and 3.0 cents per kWh, respectively, which is substantially below the contract energy prices earned in 1999. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements will likely decline significantly after the expiration of the relevant scheduled payment periods.

   If Edison was unable to perform, the Guarantors could incur an accounting loss equal to the entire accounts receivable balance.

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

EXCESS OF COST OVER FAIR VALUE

    Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1999 and 1998 accumulated amortization of the excess of cost over fair value of net assets acquired was $17.5 million and $13.9 million, respectively.

CAPITALIZATION OF INTEREST AND DEFERRED FINANCING COSTS

    Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

    Deferred financing costs are amortized over the term of the related financing using the effective interest method.

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

IMPAIRMENT OF LONG-LIVED ASSETS

   The Guarantors review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized, based on discounted cash flows or various models, whenever evidence exists that the carrying value is not recoverable.

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

ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Guarantors has not yet determined the impact of this accounting pronouncement.

3. PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

    Property, plant, contracts and equipment consisted of the following (in thousands):

                                                       December 31,

                                                1999                  1998

Plant and equipment                          $ 116,316              $ 92,920
Power sale agreements                          123,588               123,588
Process license                                 46,290                46,290
Mineral reserves                               156,563               140,790
Wells and resource development                  95,329                91,990
                                             ---------           -----------
                                               538,086               495,578
Less accumulated depreciation
    and amortization                          (140,224)             (121,980)
                                             ---------           -----------
                                               397,862               373,598
Construction in progress:
Zinc recovery project                           92,794                23,507
TURBO AND REGION 2 BRINE FACILITIES UPGRADE     40,771                 2,712
                                             ---------           -----------
                                              $531,427              $399,817
                                               =======               =======

4. SENIOR SECURED PROJECT NOTE

     The Guarantors have a project note payable to Salton Sea Funding Corporation with interest rates ranging from 6.69% to 8.30%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $569.0 million at December 31, 1999. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

     On October 13, 1998 the Salton Sea Funding Corporation issued an additional investment grade offering for $285.0 million. In connection with this offering, the Guarantors issued an additional project note in the amount of $201.7 million with an interest rate of 7.475% with a final maturity on November 30, 2018.

Principal maturities of the senior secured project note are as follows (in thousands):

                           2000           $ 10,562
                           2001              1,907
                           2002              4,625
                           2003              5,017
                           2004              5,771
                           Thereafter      233,330
                                          --------
                                          $261,212
                                           =======

     The estimated fair values of the senior secured project note at December 31, 1999 and 1998 were $244.7 million and $299.7 million, respectively.

5. RELATED PARTY TRANSACTIONS

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

     Charges to the Guarantors related to the brine supply agreement and operator's fees on a pro rata basis amounted to $423,000 and $472,000, respectively, for the year ended December 31, 1999, $363,000 and $416,000, respectively, for the year ended December 31, 1998, $403,000 and $456,000, respectively, for the year ended December 31, 1997, respectively.

     In addition, the Guarantors entered into the following agreements:

o Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, whereby the Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Plants in return for 17.333%, on a pro rata basis, of all energy revenues received by each plant. The Guarantors' share of amounts expensed under this agreement for 1999, 1998 and 1997 were $11.9 million, $22.6 million and $21.1 million, respectively.

o Ground Leases dated March 15 and August 15, 1988 with Magma whereby the Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases for 1999, 1998 and 1997 were $70,000 per year.

o Administrative Services Agreements whereby CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total electricity revenues or $60,000 per month. The minimum monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 1999, 1998 and 1997 amounted to $2.7 million, $4.5 million and $4.3 million, respectively.

o Operating and Maintenance Agreements whereby the Guarantors retain CEOC to operate the plants for a period of 32 years through 2020. Payment is made to CEOC in the form of reimbursements of expenses incurred and a guaranteed capacity payment ranging from 10% to 25% of energy revenues over stated amounts. The Guarantors in 1999, 1998 and 1997 reimbursed CEOC for expenses of $7.5 million, $8.9 million and $9.0 million, respectively, and accrued a guaranteed capacity payment of $3.3 million, $4.7 million and $4.5 million at December 31, 1999, 1998 and 1997, respectively.

6. CONDENSED FINANCIAL INFORMATION

Condensed balance sheet information of the Guarantors' pro rata interest in the respective entities as of December 31, 1999 and 1998 is as follows (in thousands):

                                     Vulcan
                                      Power         CEOC        Elmore    Del Ranch     Leathers
                                   ---------     ---------    ---------- ------------  -----------
December 31, 1999 Assets:
Restricted cash                   $        - $           -  $         - $          - $          -
Accounts receivable and
    other assets                           -        16,493        3,564        3,555       10,413
Due from affiliates                    1,522        32,417       26,109       30,180       27,581
Property, plant, contracts and
    equipment, net                       153        13,638       66,116       63,119       66,786
Management fee and
     goodwill, net                         -             -            -            -            -
Investments in
    partnerships                      88,121       292,784            -            -            -
                                    --------     ---------    ---------   ----------  -----------
                                     $89,796      $355,332      $95,789      $96,854     $104,780
                                      ======       =======       ======       ======       ======
Liabilities and Equity:
Accounts payable, accrued
    liabilities and deferred taxes $     291     $   7,658     $  1,504    $   1,435    $   1,699
Senior secured project note                -             -            -            -            -
                                    --------    ----------    ---------   ---------- ------------
Total liabilities                        291         7,658        1,504        1,435        1,699
Guarantors' equity                    89,505       347,674       94,285       95,419      103,081
                                    --------     ---------    ---------   ---------- ------------
                                     $89,796      $355,332      $95,789      $96,854     $104,780
                                      ======       =======       ======      =======       ======

6. CONDENSED FINANCIAL INFORMATION

Condensed balance sheet information of the Guarantors' pro rata interest in the respective entities as of December 31, 1999 and 1998 is as follows (in thousands):

                                      Vulcan               Adjustments/     Combined
                                        BNG     Minerals   Eliminations       Total
                                   ---------  -----------  --------------------------
December 31, 1999 Assets:
Restricted cash                  $         -      $ 44,092     $ 16,362     $ 60,454
Accounts receivable and
    other assets                       2,373                     (1,144)      35,254
Due from affiliates                   31,052         3,634      (77,221)      75,274
Property, plant, contracts and
    equipment, net                    56,360        92,794      172,461      531,427
Management fee and
     goodwill, net                         -             -      199,483      199,483
Investments in
    partnerships                           -             -     (380,905)           -
                                 -----------      --------     --------     --------
                                     $89,785      $140,520     $(70,964)    $901,892
                                      ======       =======      =======      =======
Liabilities and Equity:
Accounts payable, accrued
    liabilities and deferred taxes  $  1,664      $      -     $102,115     $116,366
Senior secured project note                -       140,520      120,692      261,212
                                 -----------      --------     --------     --------
Total liabilities                      1,664       140,520      222,807      377,578
Guarantors' equity                    88,121             -     (293,771)     524,314
                                 -----------      --------     --------     --------
                                     $89,785      $140,520     $(70,964)    $901,892
                                      ======       =======       ======       ======


                                      Vulcan
                                      Power          CEOC        Elmore      Del Ranch       Leathers
                                   ---------     ---------    ---------  -------------    -----------
December 31, 1998 Assets:
Restricted cash                   $        - $           -  $         -   $          -   $          -
Accounts receivable and
    other assets                           -        15,695       12,648         12,655         12,571
Due from affiliates                      849        23,634       17,042         22,294          3,116
Property, plant, contracts and
    equipment, net                       179        17,326       64,680         59,194         69,084
Management fee and
     goodwill, net                         -             -            -              -              -
Investments in
    partnerships                      82,028       268,449            -              -              -
                                    --------     ---------    ---------     ----------    -----------
                                     $83,056      $325,104      $94,370        $94,143        $84,771
                                      ======       =======       ======         ======         ======
Liabilities and Equity:
Accounts payable, accrued
    liabilities and deferred taxes$       51     $   7,869     $  1,229      $   2,109      $   1,497
Senior secured project note                -             -            -              -              -
                                    --------    ----------    ---------     ----------   ------------
Total liabilities                         51         7,869        1,229          2,109          1,497
Guarantors' equity                    83,005       317,235       93,141         92,034         83,274
                                    --------     ---------    ---------     ----------   ------------
                                     $83,056      $325,104      $94,370        $94,143        $84,771
                                      ======       =======       ======        =======         ======


                                      Vulcan               Adjustments/       Combined
                                        BNG       Minerals Eliminations       Total
                                   ---------   -------------------------- ------------
December 31, 1998 Assets:
Restricted cash                  $         -      $100,164     $ 64,819       $164,983
Accounts receivable and
    other assets                       3,356             -         (433)        56,492
Due from affiliates                   22,934        16,849      (23,345)        83,373
Property, plant, contracts and
    equipment, net                    57,320        23,507      108,527        399,817
Management fee and

     goodwill, net                         -             -      203,154        203,154
Investments in

    partnerships                           -             -     (350,477)             -
                                 -----------      --------     --------       --------
                                     $83,610      $140,520      $ 2,245       $907,819
                                      ======       =======      =======        =======
Liabilities and Equity:
Accounts payable, accrued

    liabilities and deferred taxes  $  1,582      $      -     $101,073       $115,410
Senior secured project note                -       140,520      153,056        293,576
                                 -----------      --------     --------       --------
Total liabilities                      1,582       140,520      254,129        408,986
Guarantors' equity                    82,028             -     (251,884)       498,833
                                 -----------      --------     --------       --------
                                     $83,610      $140,520      $ 2,245       $907,819
                                      ======       =======       ======         ======

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                        Vulcan
                                        Power           CEOC        Elmore         Del Ranch        Leathers
                                     ---------      ---------    ---------     -------------     -----------
December 31, 1999

Revenues                             $     892         $6,104      $16,908           $17,299         $56,127
Expenses                                   485              -       15,764            13,914          36,320
                                    ----------     ----------   ----------        ----------      ----------
Net income                           $     407         $6,104       $1,144            $3,385         $19,807
                                        ======         ======       ======            ======          ======
December 31, 1998

Revenues                             $     772        $47,009      $49,212           $52,241         $50,436
Expenses                                   383              -       38,583            37,998          38,166
                                    ----------     ----------   ----------        ----------      ----------
Net income                           $     389        $47,009      $10,629           $14,243         $12,270
                                        ======         ======       ======            ======          ======
December 31, 1997

Revenues                             $     859        $45,533      $48,114           $47,068         $47,899
Expenses                                   436              -       35,484            33,139          38,209
                                    ----------     ----------   ----------        ----------      ----------
Net income                           $     423        $45,533      $12,630           $13,929         $ 9,690
                                        ======         ======       ======            ======          ======

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                        Vulcan   Adjustments/     Combined
                                          BNG    Eliminations     Total

                                     ------------------------ ------------
December 31, 1999

Revenues                               $15,756        $1,902      $114,988
Expenses                                 9,663        13,361        89,507
                                    ----------   ------------  -----------
Net income                            $  6,093      $(11,459)      $25,481
                                        ======        =======       ======
December 31, 1998

Revenues                               $14,608      $(41,713)     $172,565
Expenses                                 9,458       10,843        135,431
                                    ----------   ------------  -----------
Net income                            $  5,150      $(52,556)      $37,134
                                        ======        =======       ======
December 31, 1997

Revenues                               $15,208      $(42,366)     $162,315
Expenses                                 8,903       12,507        128,678
                                    ----------   ------------  -----------
Net income                            $  6,305      $(54,873)      $33,637
                                        ======        =======       ======

7. INCOME TAXES

The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

1999            Current          Deferred          Total
------------  ---------        ----------       ----------
Federal        $  8,527           $   991         $  9,518
State             2,754               275            3,029
              ---------         ---------       ----------
Total           $11,281            $1,266          $12,547
                  =====             =====           ======
1998

------------
Federal         $22,021           $(7,212)         $14,809
State             6,718            (1,998)           4,720
              ---------         ---------       ----------
Total           $28,739           $(9,210)         $19,529
                  =====             =====           ======
1997

------------
Federal         $17,563           $(1,222)         $16,341
State             5,237              (204)           5,033
              ---------         ---------       ----------
Total           $22,800           $(1,426)         $21,374
                  =====             =====           ======

     Deferred  tax  liabilities  at  December  31,  1999 and 1998  consisted  of
differences   between  book  and  tax  methods   relating  to  depreciation  and
amortization.

    The effective tax rate differs from the federal statutory tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

8. COMMITMENTS AND CONTINGENCIES

     CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC"), developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Company's Imperial Valley plants (the "Zinc Recovery Project") as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the company's Imperial Valley Project. The Company's affilates intend to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. The Company's affiliates are also investigating producing silica as an extraction project. Silica is used as a filler for such products as paint, plastics and high temperature cement.

     Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near the Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

     The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200.9 million.

The Company has incurred $92.8 million of such costs through December 31, 1999.

     CE Turbo LLC, a Partnership Guarantor, is constructing the CE Turbo Project. The CE Turbo Project will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the California Power Exchange ("PX") or in other market transactions.

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

   The CE Turbo Project and the Region 2 Brine Facilities Construction are being constructed by Stone & Webster Engineering Corporation ("SWEC") pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC are guaranteed by Stone & Webster, Incorporated. The CE Turbo Project is scheduled to commence initial operations in early 2000 and the Region 2 Brine Facilities Construction is scheduled to be completed in early-2000. Total project costs for both the CE Turbo Project and the Region 2 Brine Facilities Construction are expected to be approximately $63.7 million. The Company has incurred approximately $40.8 million of such costs through December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying balance sheets of the Salton Sea Royalty LLC as of December 31, 1999 and 1998 and the related statements of operations, equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Salton Sea Royalty LLC as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 25, 2000

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 December 31,
                                                              1999        1998
ASSETS

Prepaid expenses and other assets                          $    235   $     513
                                                           --------   ---------
Total current assets                                            235         513

Royalty stream, net                                          16,776      22,932
Excess of cost over fair value of net assets acquired, net   32,280      33,188
Due from affiliates                                          21,825      20,799
                                                           --------    --------
                                                            $71,116     $77,432
                                                            =======     =======

LIABILITIES AND EQUITY
Liabilities:

Accrued liabilities                                              82    $  9,455
CURRENT PORTION OF LONG TERM DEBT                             4,773       9,396
                                                            -------    ---------
Total current liabilities                                     4,855      18,851

Senior secured project note                                   9,041      13,814
Deferred income taxes                                           ---       6,769
                                                           --------  ----------
    Total liabilities                                        13,896      39,434

Commitments and contingencies (Note 3)

Equity:

Common stock, par value $.01 per share; 100 shares

    authorized, issued and outstanding                            -          -
Additional paid-in capital                                    1,561       1,561
Retained earnings                                            55,659      36,437
                                                           --------  ----------
    Total equity                                             57,220      37,998
                                                           --------  ----------
                                                           $ 71,116    $ 77,432
                                                            =======     =======


    The accompanying notes are an integral part of the financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                   1999       1998       1997
Revenues:
Royalty income                                   $26,274    $51,703   $32,231

Expenses:
Operating, general and administrative expenses     4,610      8,120     7,769
Amortization of royalty stream and goodwill        7,064      9,794     9,794
Interest expense                                   1,682      2,784     4,179
                                               ---------  --------- ---------
Total expenses                                    13,356     20,698    21,742
                                               ---------  --------- ---------
Income before income taxes                        12,918     31,005    10,489
Provision (benefit) for income taxes              (6,304)    11,508     1,828
                                               ---------  --------- ---------
Net income                                      $ 19,222    $19,497   $ 8,661
                                                 =======    =======   =======


    The accompanying notes are an integral part of the financial statements.

                             SALTON SEA ROYALTY LLC
                              STATEMENTS OF EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                        Additional
                                                   Common Stock           Paid-in         Retained
                                              Shares         Amount       Capital         Earnings        Total
                                          ----------    -----------    -----------     ------------    -----------

Balance, January 1, 1997                         100  $           -        $ 1,561          $ 8,279        $ 9,840

Net income                                         -              -              -            8,661          8,661
                                            --------    -----------    -----------       ----------     ----------
Balance, December 31, 1997                       100              -          1,561           16,940         18,501

Net income                                         -              -              -           19,497         19,497
                                            --------    -----------    -----------       ----------     ----------
Balance, December 31, 1998                       100              -          1,561           36,437         37,998

Net income                                         -              -              -           19,222         19,222
                                            --------    -----------    -----------       ----------     ----------
Balance, December 31, 1999                       100    $           -      $ 1,561          $55,659        $57,220
                                               =====        =======        =======           ======         ======


    The accompanying notes are an integral part of the financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     Year End December 31,

                                                                               1999         1998            1997
Cash flow from operating activities:
Net income                                                                 $  19,222       $ 19,497      $ 8,661
Adjustments to reconcile net income to net cash provided by
  operating activities:

     Amortization of royalty stream and goodwill                               7,064          9,794        9,794
     Deferred income taxes                                                    (6,769)          (499)      (4,959)
     Changes in assets and liabilities:

     Prepaid expenses and other assets                                           278            468        4,376
     Accrued liabilities                                                      (9,373)        18,280        9,236
                                                                          ----------     ----------   ----------
Net cash flows from operating activities                                      10,422         47,540       27,108
                                                                          ----------     ----------   ----------
Net cash flows from financing activities:

Decrease (increase) in due from affiliates                                    (1,026)       (31,814)      (9,106)
Repayment of senior secured project note                                      (9,396)       (15,726)     (18,002)
                                                                          ----------     ----------   ----------
Net cash flows from financing activities                                     (10,422)       (47,540)     (27,108)
                                                                          ----------     ----------   ----------
Net change in cash                                                                 -              -           -
Cash at beginning of period                                                        -              -           -
                                                                          ----------     ----------   ----------
Cash at end of period                                                     $        -     $        -   $       -
                                                                              ======         ======       ======
Supplemental disclosure:
  Interest paid                                                           $              $            $
                                                                              ======         ======       ======
  Income taxes paid                                                       $      465     $   12,007   $    6,787

    The accompanying notes are an integral part of the financial statements.

                             SALTON SEA ROYALTY LLC
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     Salton Sea Royalty LLC (the "Royalty Company") is a special-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Magma was a wholly-owned subsidiary of MidAmerican Energy Holdings Company ("MidAmerican").

     On February 8, 1999, MidAmerican created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Company and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MidAmerican. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to El Paso Power Holding Company, an affiliate of El Paso Energy Corporation.

   In June 1995, the Royalty Company received an assignment of royalties and certain fees paid by three partnership projects, Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). On April 17, 1996, MidAmerican acquired the remaining 50% interest in the Partnership Projects. Prior to this transaction, Magma and its affiliates had a 50% interest in the Partnership Projects. In addition, the Royalty Company has received an assignment of certain resource-related and contract assignment payments payable by the geothermal power plant located in Imperial Valley, California which is owned by an unaffiliated third party (East Mesa, together with the Partnership Projects, the "Projects"). All of the Projects are engaged in the operation of geothermal power plants in the Imperial Valley in Southern California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenues of the Projects. Included in royalty income are payments from East Mesa related to a settlement agreement in 1998 for prior years.

  All of the Projects have executed long-term power purchase agreements ("SO4 Agreements") providing for capacity and energy sales to Southern California Edison Company ("Edison"). Each of these agreements provides for fixed price capacity payments for the life of the contract. In 1998, the East Mesa Project entered into a Termination Agreement, to which Magma consented, which terminated its SO4 Agreement upon CPUC approval becoming final in 1999.

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

  For the year ended December 31, 1999 and 1998, Edison's average Avoided Cost of Energy was 3.1 cents and 3.0 cents per kWh, respectively, which is substantially below the contract energy prices earned in 1999. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Royalty Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the units operating under SO4 Agreements will likely decline significantly after the expiration of the relevant scheduled payment period which would have a direct effect on the related royalty streams.

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

  The royalty streams have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the Projects' power sales agreements and (2) the 20 year avoided cost periods of the Projects' power sales agreements and are amortized separately over such periods using the straight line method. At December 31, 1999 and 1998, accumulated amortization was $43.7 million and $37.6 million, respectively.

EXCESS OF COST OVER FAIR VALUE

  Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 1999 and 1998, accumulated amortization of the excess of cost over fair value was $4.5 million and $3.6 million, respectively.

INCOME TAXES

   The Royalty Company is included in consolidated income tax returns with its parent and affiliates. Income taxes are provided on a separate return basis, however, tax obligations of the Royalty Company will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service. On February 19, 1999, the Royalty Company was converted to a limited liability company which is not taxed. Therefore, since that date, no recognition has been given to federal or state income taxes as that is the responsibility of the individual members of the LLC.

FAIR VALUES OF FINANCIAL INSTRUMENTS

  Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values.

IMPAIRMENT OF LONG-LIVED ASSETS

   The Royalty Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized, based on discounted cash flows or various models, whenever evidence exists that the carrying value is not recoverable.

ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this accounting pronouncement.

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

3. SENIOR SECURED PROJECT NOTE

    The Royalty Company has a project note payable to Salton Sea Funding Corporation at interest rates ranging from 6.69% to 7.37%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $569.0 million at December 31, 1999. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Guarantor. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

Principal maturities of the senior secured project note are as follows (in thousands):

                  2000                   $ 4,773
                  2001                     4,434
                  2002                     3,460
                  2003                       304
                  2004                       408
                  Thereafter                 435
                                      ----------
                                         $13,814
                                          ======

     The estimated fair values of the senior secured project note at December 31, 1999 and 1998 were $13.5 million and $23.5 million, respectively.

4.  INCOME TAXES

    The provision for income taxes for the year ended December 31, 1999, 1998 and 1997, consisted of the following:

                  Current          Deferred            Total
                ---------       -----------          --------
1999

Federal            $   363          $(5,921)          $(5,558)
State                  102             (848)             (746)
                 ---------      -----------          --------
Total              $   465          $(6,769)          $(6,304)
                     =====           ======             =====
1998

Federal            $ 9,267          $  (294)          $ 8,973
State                2,740             (205)            2,535
                 ---------      -----------          --------
Total              $12,007          $  (499)          $11,508
                     =====           ======             =====
1997

Federal             $5,292          $(4,159)           $1,133
State                1,495             (800)              695
                 ---------      -----------          --------
Total               $6,787          $(4,959)           $1,828
                     =====           ======             =====

    The Royalty Company's effective tax rate differs from the statutory federal income tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

    Deferred tax liabilities (assets) at December 31, 1999 and 1998 consisted of the following:

                                          1999                    1998
                                      -----------               ----------
Deferred liabilities:

Depreciation and amortization       $      ---                  $9,368
Deferred assets:
Deferred income                            ---                  (2,599)
                                   -----------             -----------
Net deferred tax liability          $      ---                  $6,769
                                        ======                  ======

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

     EXECUTIVE OFFICER          POSITION

     Gregory E. Abel*           Director
     Robert S. Silberman*       President and Chief Operating Officer
     Brian K. Hankel            Vice President and Treasurer
     Joseph M. Lillo            Vice President and Controller
     Douglas L. Anderson        Director, Vice President, and General Counsel
     Patrick J. Goodman         Director
     Larry Kellerman*           Director
     John L. Harrison*          Director


     * Gregory E. Abel is Director of CalEnergy Minerals LLC and Salton Sea Minerals Corp. only.
     * Robert S. Silberman, in addition to President and Chief Operating Officer, is Director of CalEnergy Minerals LLC and Salton Sea Minerals Corp.
     * Larry Kellerman is Director for all entities except CalEnergy Minerals LLC and Salton Sea Minerals Corp.
     * John L. Harrison is Director for all entities except CalEnergy Minerals LLC and Salton Sea Minerals Corp.

     GREGORY E. ABEL, 37, Director for CalEnergy Minerals LLC and Salton Sea Minerals Corp. only. Mr. Abel joined MidAmerican in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

         ROBERT S. SILBERMAN, 42, President and Chief Operating Officer of each Guarantor subsidiary except CalEnergy Minerals LLC and Salton Sea Minerals Corp. where he is also Director. Mr. Silberman joined MidAmerican in 1995. Prior to that, Mr. Silberman served as Executive Assistant to the Chairman and Chief Executive Officer of International Paper Company from 1993 to 1995, as Director of Project Finance and Implementation for the Ogden Corporation from 1986 to 1989 and as Project Manager in Business Development for Allied-Signal, Inc. from 1984 to 1985. He has also served as the Assistant Secretary of the Army for the United States Department of Defense.

     BRIAN K. HANKEL, 37, Vice President and Treasurer of each Guarantor subsidiary. Mr. Hankel joined MidAmerican in February 1992 as Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to that, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

   JOSEPH M. LILLO, 30, Vice President and Controller. Mr. Lillo joined MidAmerican in November 1996, and served as Manager of Financial Reporting and was promoted to Controller/IPP in March 1998. Mr Lillo was promoted to Controller in July 1999. Prior to joining the Company, Mr. Lillo was a senior associate with Coopers & Lybrand LLP.

     DOUGLAS L. ANDERSON, 42, Director, Vice President and General Counsel of each Guarantor subsidiary. Mr. Anderson joined MidAmerican in February 1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker, Vaughn, Meusey, Olson, Boyer & Cloch, P.C. in Omaha. Prior to that Mr. Anderson was a principal in the firm Anderson & Anderson.

     PATRICK J. GOODMAN, 33, Director. Mr. Goodman joined MidAmerican in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

     LARRY KELLERMAN, 44, President of El Paso Power Services Company and a Director of each Guarantor subsidiary except CalEnergy Minerals LLC and Salton Sea Minerals Corp. Mr. Kellerman joined El Paso Energy in February 1998. Prior to joining El Paso Energy, he was President of Citizens Power, where he initiated Citizens' activities in the power marketing field in 1988, when Citizens was the initial power marketer granted FERC authorization. From 1982 through 1988, Mr. Kellerman was General Manager of Power Marketing and Power Supply for Portland General Electric. From 1979 through 1982, Mr. Kellerman was Financial Analyst and Power Contract Negotiator with Southern California Edison, where he negotiated some of the first Public Utility Regulatory Policies Act qualifying facility contracts in the nation.

     JOHN L. HARRISON, 41, Senior Managing Director and Chief Financial Officer of El Paso Merchant Energy and a Director of each Guarantor subsidiary except CalEnergy Minerals LLC and Salton Sea Minerals Corp. Mr. Harrison joined El Paso Energy in June 1996. Prior to joining El Paso Energy, Mr. Harrison was a partner with Coopers & Lybrand LLP for five years.

ITEM 11. EXECUTIVE COMPENSATION

     The Funding Corporation's and the Guarantors' directors and executive officers receive no remuneration for serving in such capacities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DESCRIPTION OF CAPITAL STOCK

     As of December 31, 1999, the authorized capital stock of the Funding Corporation consisted of 1,000 shares of common stock, par value $.01 per share (the "Common Stock"), of which 100 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 1999, there was one holder of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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

RELATIONSHIP OF THE FUNDING CORPORATION AND THE GUARANTORS TO MAGMA AND MIDAMERICAN

     The Funding Corporation is a wholly owned direct subsidiary of Magma organized for the sole purpose of acting as issuer of the Securities. The Funding Corporation is restricted, pursuant to the terms of the Indenture, to acting as issuer of the Securities and other indebtedness as permitted under the Indenture, making loans to the Guarantors pursuant to the Credit Agreements, and transactions related thereto. The Funding Corporation and each of the Guarantors (and, in the case of SSBP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) have been organized and are operated as legal entities separate and apart from MidAmerican, El Paso, CE Generation, Magma and any other Affiliates of MidAmerican, El Paso, CE Generation or Magma, and, accordingly, the assets of the Funding Corporation and the Guarantors (and, in the case of SSBP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) will not be generally available to satisfy the obligations of
MidAmerican,  El  Paso,  CE  Generation,   Magma  or  any  other  Affiliates  of
MidAmerican, El Paso, CE Generation or Magma; provided, however, that unrestricted cash of the Funding Corporation and the Guarantors or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican, El Paso, CE Generation, Magma or Affiliates thereof.

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

         Not applicable.

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

     Not Applicable

                                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                    SALTON SEA FUNDING CORPORATION
                                    BY:/S/  ROBERT S. SILBERMAN*
                                            Robert S. Silberman
                                            President and Chief
                                            Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000

                           SALTON SEA BRINE PROCESSING, L.P.
                           a California limited partnership

                           By:     Salton Sea Power Company,
                                   a California corporation, its
                                   general partner

                                   BY:/S/   ROBERT S. SILBERMAN*
                                   Robert S. Silberman
                                   President and Chief
                                   Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000

                                    SALTON SEA POWER GENERATION, L.P.,
                                    a California  limited partnership

                                    By:  Salton Sea Power Company, a
                                    California corporation, its
                                    general partner

                                    BY:/S/  ROBERT S. SILBERMAN*

                                            Robert S. Silberman
                                            President and Chief
                                            Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                               DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000

                                             FISH LAKE POWER LLC

                                             BY:/S/  ROBERT S. SILBERMAN*

                                                     Robert S. Silberman
                                                     President and Chief
                                                     Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                             DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000

                                              VULCAN POWER COMPANY

                                              BY:/S/  ROBERT S. SILBERMAN*

                                                      Robert S. Silberman
                                                      President and Chief
                                                      Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                               DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000

                                           CALENERGY OPERATING CORPORATION

                                           BY:/S/  ROBERT S. SILBERMAN*

                                                   Robert S. Silberman
                                                   President and Chief
                                                   Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                               DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000

                                                SALTON SEA ROYALTY LLC

                                                BY:/S/  ROBERT S. SILBERMAN*

                                                        Robert S. Silberman
                                                        President and Chief
                                                        Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000

                                  LEATHERS, L.P., a
                                  California  limited partnership
                                  By:  CalEnergy Operating Corporation, a
                                  Delaware corporation, its
                                  general partner

                                  BY:/S/  ROBERT S. SILBERMAN*

                                          Robert S. Silberman
                                          President and Chief
                                          Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                 ELMORE L.P., a California  limited partnership

                                 By:  CalEnergy Operating Corporation, a
                                 Delaware corporation, its
                                 general partner

                                 BY:/S/  ROBERT S. SILBERMAN*

                                         Robert S. Silberman
                                         President and Chief
                                         Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                             DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                    DEL RANCH L.P., a
                                    California  limited partnership

                                    By:  CalEnergy Operating Corporation, a
                                    Delaware corporation, its
                                    general partner

                                    BY:/S/  ROBERT S. SILBERMAN*

                                            Robert S. Silberman
                                            President and Chief
                                            Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                                DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                                 VPC GEOTHERMAL LLC., a
                                                 Delaware corporation

                                                 BY:/S/  ROBERT S. SILBERMAN*

                                                         Robert S. Silberman
                                                         President and Chief
                                                         Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                                  NIGUEL ENERGY COMPANY, a
                                                  California  corporation

                                                  BY:/S/  ROBERT S. SILBERMAN*

                                                          Robert S. Silberman
                                                          President and Chief
                                                          Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                               DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                                  CONEJO ENERGY COMPANY, a
                                                  California  corporation

                                                  BY:/S/  ROBERT S. SILBERMAN*
                                                          Robert S. Silberman
                                                          President and Chief
                                                          Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                               DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                               SAN FELIPE ENERGY COMPANY, a
                                               California  corporation

                                               BY:/S/  ROBERT S. SILBERMAN*
                                                       Robert S. Silberman
                                                       President and Chief
                                                       Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                         VULCAN/BN GEOTHERMAL POWER COMPANY, a
                                         Nevada general partnership
                                         By:  VULCAN POWER COMPANY,  a
                                                 Nevada corporation, Partner

                                         BY:/S/  ROBERT S. SILBERMAN*
                                                 Robert S. Silberman
                                                 President and Chief
                                                 Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                             DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                            SALTON SEA POWER L.L.C., a
                                            Delaware Limited Liability Company

                                            BY:/S/  ROBERT S. SILBERMAN*
                                                    Robert S. Silberman
                                                    President and Chief
                                                    Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                               DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                          CE TURBO LLC, a
                                          Delaware Limited Liability Company

                                          BY:/S/  ROBERT S. SILBERMAN*
                                                  Robert S. Silberman
                                                  President and Chief
                                                  Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                                 CE SALTON SEA INC., a
                                                 Delaware Corporation

                                                 BY:/S/  ROBERT S. SILBERMAN*
                                                         Robert S. Silberman
                                                         President and Chief
                                                         Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  LARRY KELLERMAN *                                            March 29, 2000
Larry Kellerman
Director

/S/  JOHN L. HARRISON *                                           March 29, 2000
John L. Harrison
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                          CALENERGY MINERALS LLC, a
                                          Delaware Limited Liability Company

                                          BY:/S/  ROBERT S. SILBERMAN*
                                                  Robert S. Silberman
                                                  Director, President and Chief
                                                  Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
Director, President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  GREGORY E. ABEL *                                            March 29, 2000
Gregory E. Abel
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2000.

                                           SALTON SEA MINERALS CORP., a
                                           Delaware Corporation

                                           BY:/S/  ROBERT S. SILBERMAN*
                                                   Robert S. Silberman
                                                   Director, President and Chief
                                                   Operating Officer

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

SIGNATURE                                                              DATE

/S/  ROBERT S. SILBERMAN*                                         March 29, 2000
Robert S. Silberman
Director, President and Chief Operating Officer
(Principal Executive Officer)

/S/  JOSEPH M. LILLO *                                            March 29, 2000
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/S/  DOUGLAS L. ANDERSON                                          March 29, 2000
Douglas L. Anderson
Director

/S/   PATRICK J. GOODMAN*                                         March 29, 2000
Patrick J. Goodman
Director

/S/  GREGORY E. ABEL *                                            March 29, 2000
Gregory E. Abel
Director

* BY: /S/ DOUGLAS L. ANDERSON
          Douglas L. Anderson
          Attorney-in-fact

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

3.9 Articles of Incorporation of CEOC (incorporated by reference to Exhibit 3.9 to the Funding Corporation Form S-4).

3.10 By-laws of CEOC (incorporated by reference to Exhibit 3.10 to the Funding Corporation Form S-4).

3.11 Articles of Incorporation of the Royalty Guarantor (incorporated by reference to Exhibit 3.11 to the Funding Corporation Form S-4).

3.12 By-laws of the Royalty Guarantor (incorporated by reference to Exhibit 3.12 to the Funding Corporation Form S-4).

3.13 Certificate of Amendment of Certificate of Incorporation dated as of March 26, 1996 (incorporated by reference to Exhibit 3.13 to the Funding Corporation Form 10-K for the year ending December 31, 1996).

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

4.1(e)  Fourth   Supplemental   Indenture  between  Chemical  Trust  Company  of
     California and the Funding Corporation (incorporated by reference to Exhibit 4.1(e) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

4.3(c) Second Amended and Restated Partnership Secured Limited Guarantee, dated as of October 13, 1998 by by CEOC, and VPC, Conejo, Niguel, Sal Felipe, BNG, Del Ranch, Elmore, Leathers and Vulcan in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.3(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

4.6(b) First  Amendment to the Collateral  Agency and  Intercreditor  Agreement,
     dated asm of June 20, 1996, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6(b) to the Funding Corporation II Form S-4).

4.6(c) Second Amendment to the Collateral  Agency and  Intercreditor  Agreement,
     dated as of October 13, 1998, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

4.8(c) Purchase  Agreement,  dated October 13, 1998 by and among CS First Boston
     Corporation, the Guarantors and the Funding Corporation (incorporated by reference to Exhibit 4.8(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

4.10(a) Amendment to Notes and to Amended Debt Service  Reserve Letter of Credit
     and Reimbursement Agreement, dated October 13, 1998, by and among the Funding Corporation, certain banks and Credit Suisse, as agent (incorporated by reference to Exhibit 4.10(a) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.11 Revolving Credit Agreement, dated as of July 21, 1995, by and among Credit Suisse and the Funding Corporation (incorporated by reference to Exhibit
     4.11 to the Funding Corporation Form S-4).

4.12 Salton Sea Credit Agreement, dated July 21, 1995, by and among SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 4.12 to the Funding Corporation Form S-4).

4.13 Salton Sea Project Note, dated July 21, 1995, by SSBP, SSPG and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit
     4.13 to the Funding Corporation Form S-4).

4.13(a) Salton Sea Project Note (SSI), dated October 13, 1998, by SSBP, SSPG and
     Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13(a) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.13(b) Salton Sea Project Note (SSIII), dated October 13, 1998, by SSBP, SSPG and Fish Lake in favor of the Funding (incorporated by reference to Exhibit 4.13(b) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

4.19(c) Second Amended and Restated Partnership Guarantors Credit Agreement, dated October 13, 1998, by and among the Partnership Guarantors and the Funding Corporation (incorporated by reference to Exhibit 4.19(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

4.31 Partnership Project Note, dated July 21, 1995, by VPC and CEOC in favor of the Funding Corporation.

4.31(a) Partnership Project Note (SSI), dated October 13, 1998, by VPC and CEOC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(a) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.31(b) Partnership Project Note (SSII), dated October 13, 1998, by VPC and CEOC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(b) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.31(c)  Partnership  Project Note  (SSIII),  dated October 13, 1998, by VPC and
     CEOC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

4.37(a) First  Amendment to Deed of Trust,  dated  October 13, 1998 by Vulcan to
     Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.37(a) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.38 Deed of  Trust,  dated as of June 20,  1996,  by Elmore  to  Chicago  Title
     Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.36 to the Funding Corporation II Form S-4).

4.38(a) First  Amendment to Deed of Trust,  dated October 13, 1998, by Elmore to
     Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.38(a) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.39 Deed of Trust, dated as of June 20, 1996, by Leathers to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.37 to the Funding Corporation II Form S-4).

4.39(a) First Amendment to Deed of Trust, dated October 13, 1998, by Leathers to
     Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.39(a) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.40 Deed of Trust, dated as of June 20, 1996, by Del Ranch to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.38 to the Funding Corporation II Form S-4).

4.40(a) First Amendment to Deed of Trust, dated October 13, 1998, by Del Ranch to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.40(a) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

10.1(b) First  Amendment  to  Salton  Sea Deed of  Trust,  Assignment  of Rents,
     Security Agreement and Fixed Filing, dated as of June 20, 1996, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit
     10.2 to the Funding Corporation II Form S-4).

10.1(c) Second  Amendment  to Salton  Sea Deed of  Trust,  Assignment  of Rents,
     Security Agreement and Fixed Filing, dated as of October 13, 1998, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.1(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

10.10Plant  Connection  Agreement  (Unit 2), dated October 3, 1989,  between the
     Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.10 to the Funding Corporation Form S-4).

10.11Plant  Connection  Agreement,  dated  August 2, 1988 (Unit 3),  between the
     Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.11 to the Funding Corporation Form S-4).

10.12Imperial  Irrigation  District  Funding  and  Construction   Agreements  as
     amended (Units 2 and 3), dated as of June 29, 1987, among the Imperial Irrigation District, Earth Energy, Inc., Chevron Geothermal Company of California, Geo East Mesa No. 3, Inc., Magma Power Company, Desert Power Company, Geo East Mesa No. 2, Inc., Heber Geothermal Company, Ormesa Geothermal, Ormesa Geothermal II, Vulcan/BN Geothermal Power Company, Union Oil Company of California, Del Ranch L.P., Elmore L.P., Leathers L.P., Geo East Mesa Limited Partnership and Imperial Resource Recovery Associates, L.P. (incorporated by reference to Exhibit 10.12 to the Funding Corporation Form S-4).

10.13Transmission  Service  Agreement,  dated as of  October  3, 1989  (Unit 2), between the Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.13 to the Funding Corporation Form S-4).

10.14Transmission  Service  Agreement,  dated as of  August  2,  1988  (Unit 3), between the Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.14 to the Funding Corporation Form S-4).

10.15Plant Connection Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.15 to the Funding Corporation Form S-4).

10.16Letter Agreement, dated February 2, 1995, between Magma Power Company and the Imperial Irrigation District (incorporated by reference to Exhibit
     10.16 to the Funding Corporation Form S-4).

10.17Transmission Service Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.17 to the Funding Corporation Form S-4).

10.18Transmission Line Construction Agreement (Unit 4), dated July 14, 1995, between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.18 to the Funding Corporation Form S-4).

10.19Funding  Agreement,   dated  June  15,  1988  (Unit  2),  between  Southern
     California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.19 to the Funding Corporation Form S-4).

10.20Second  Amended and  Restated  Administrative  Services  Agreement,  by and
     among CEOC, SSBP, SSPG and Fish Lake, dated as of July 15, 1995 (incorporated by reference to Exhibit 10.20 to the Funding Corporation Form S-4).

10.21Second Amended and Restated Operating and Maintenance Agreement, dated as of July 15, 1995, by and among Magma Power Company, SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 10.21 to the Funding Corporation Form S-4).

10.22 Intentionally Omitted.

10.23Collateral Assignment of Southern California Edison Company Agreements, dated as of June 20, 1996, by Vulcan, Elmore, Leathers and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.23 to the Funding Corporation II Form S-4).

10.24Administrative Services Agreement, dated as of June 17, 1996, between CEOC and Vulcan (incorporated by reference to Exhibit 10.24 to the Funding Corporation II Form S-4).

10.25Amended and Restated Construction, Operating and Accounting Agreement, dated as of June 17, 1996, between VPC and Vulcan (incorporated by reference to Exhibit 10.25 to the Funding Corporation II Form S-4).

10.26Long Term  Power  Purchase  Contract,  dated  March 1,  1984,  as  amended, between SCE and Vulcan, as successor to Magma Electric Company (incorporated by reference to Exhibit 10.26 to the Funding Corporation II Form S-4).

10.27Transmission  Service  Agreement,  dated December 1, 1988,  between VPC and
     IID (incorporated by reference to Exhibit 10.27 to the Funding Corporation II Form S-4).

10.28Plant Connection  Agreement,  dated as of December 1, 1988, between VPC and
     IID (incorporated by reference to Exhibit 10.28 to the Funding Corporation II Form S-4).

10.29Amended and Restated  Administrative  Services Agreement,  dated as of June
     17, 1996  between  CEOC and Elmore  (incorporated  by  reference to Exhibit
     10.29 to the Funding Corporation II Form S-4).

10.29Amended and Restated Operating and Maintenance Agreement,  dated as of June
     17,  1996,  between CEOC and Elmore  (incorporated  by reference to Exhibit
     10.30 to the Funding Corporation II Form S-4).

10.31Long Term  Power  Purchase  Contract,  dated  June 15,  1984,  as  amended, between SCE and Elmore, as successor to Magma Electric Company (incorporated by reference to Exhibit 10.31 to the Funding Corporation II Form S-4).

10.32Transmission Service Agreement, dated as of August 2, 1988, as amended, between Elmore and IID (incorporated by reference to Exhibit 10.32 to the Funding Corporation II Form S-4).

10.33Plant Connection Agreement,  dated as of August 2, 1988, between Elmore and
     IID (incorporated by reference to Exhibit 10.33 to the Funding Corporation II Form S-4).

10.34Amended and Restated  Administrative  Services Agreement,  dated as of June
     17, 1996,  between CEOC and Leathers  (incorporated by reference to Exhibit
     10.34 to the Funding Corporation II Form S-4).

10.35Amended and Restated Operating and Maintenance Agreement,  dated as of June
     17, 1996,  between CEOC and Leathers  (incorporated by reference to Exhibit
     10.35 to the Funding Corporation II Form S-4).

10.36Long Term Power Purchase Contract, dated August 16, 1985, as amended, between SCE and Leathers, as successor to Imperial Energy Corporation (incorporated by reference to Exhibit 10.36 to the Funding Corporation II Form S-4).

10.37Transmission Service Agreement, dated as of October 3, 1989, as amended, between Leathers and IID (incorporated by reference to Exhibit 10.37 to the Funding Corporation II Form S-4).

10.38Plant Connection Agreement, dated as of October 3, 1989, between Leathers and IID (incorporated by reference to Exhibit 10.38 to the Funding Corporation II Form S-4).

10.39Amended and Restated  Administrative  Services Agreement,  dated as of June
     17, 1996, between CEOC and Del Ranch  (incorporated by reference to Exhibit
     10.39 to the Funding Corporation II Form S-4).

10.40Amended and Restated Operating and Maintenance Agreement,  dated as of June
     17, 1996, between CEOC and Del Ranch  (incorporated by reference to Exhibit
     10.40 to the Funding Corporation II Form S-4).

10.41Long Term Power Purchase Contract, dated February 22, 1984, as amended, between SCE and Del Ranch, as successor to Magma (incorporated by reference to Exhibit 10.41 to the Funding Corporation II Form S-4).

10.42Transmission Service Agreement, dated as of August 2, 1988, as amended, between Del Ranch and IID (incorporated by reference to Exhibit 10.42 to the Funding Corporation II Form S-4).

10.43Plant Connection Agreement, dated as of August 2, 1988, between Del Ranch and IID (incorporated by reference to Exhibit 10.43 to the Funding Corporation II Form S-4).

10.44Funding  Agreement,   dated  May  18,  1990,  between  SCE  and  Del  Ranch
     (incorporated by reference to Exhibit 10.44 to the Funding Corporation II Form S-4).

10.45Funding   Agreement,   dated  May  18,   1990,   between   SCE  and  Elmore
     (incorporated by reference to Exhibit 10.45 to the Funding Corporation II Form S-4).

10.46Funding   Agreement,   dated  June  15,  1990,  between  SCE  and  Leathers
     (incorporated by reference to Exhibit 10.46 to the Funding Corporation II Form S-4).

10.47Funding   Agreement,   dated  May  18,  1990,   between  SCE  and  Leathers
     (incorporated by reference to Exhibit 10.47 to the Funding Corporation II Form S-4).

10.48Funding   Agreement,   dated  May  18,   1990,   between   SCE  and  Vulcan
     (incorporated by reference to Exhibit 10.48 to the Funding Corporation II Form S-4).

24.  Power of Attorney

27.  Financial Data Schedule.