Form 10-Q
period 2000-03-31
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC; SALTON SEA ROYALTY CO; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P
filed 2000-05-15
CIK 949149, 949256, 949258, 949260, 949262, 949462, 1017939, 1017941, 1017943, 1017945

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000 Commission File No. 33-95538

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

         Yes    X                                            No

     All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on March 31, 2000.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                                 March 31, 2000

                                  -------------

                                 C O N T E N T S


                          PART I: FINANCIAL INFORMATION

Item 1.          Financial Statements                                       Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                               4

Balance Sheets, March 31, 2000 and December 31, 1999                          5

Statements of Operations for the Three Months Ended

    March 31, 2000 and 1999                                                   6

Statements of Cash Flows for the Three Months Ended
    March 31, 2000 and 1999                                                   7

Notes to Financial Statements                                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                                               9

Combined Balance Sheets, March 31, 2000 and December 31, 1999                10

Combined Statements of Operations for the Three Months Ended
    March 31, 2000 and 1999                                                  11

Combined Statements of Cash Flows for the Three Months Ended
    March 31, 2000 and 1999                                                  12

Notes to Combined Financial Statements                                       13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                              14

Combined Balance Sheets, March 31, 2000 and December 31, 1999                15

Combined Statements of Operations for the Three Months Ended
    March 31, 2000 and 1999                                                  16

Combined Statements of Cash Flows for the Three Months Ended
    March 31, 2000 and 1999                                                  17

Notes to Combined Financial Statements                                       18

SALTON SEA ROYALTY LLC

Independent Accountants' Report                                              19

Balance Sheets, March 31, 2000 and December 31, 1999                         20

Statements of Operations for the Three Months Ended

    March 31, 2000 and 1999                                                  21

Statements of Cash Flows for the Three Months Ended
    March 31, 2000 and 1999                                                  22

Notes to Financial Statements                                                23

Item 2.          Management's Discussion and Analysis of

                 Financial Condition and Results of Operations               24


                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings                                           32
Item 2.          Changes in Securities                                       32
Item 3.          Defaults on Senior Securities                               32
Item 4.          Submission of Matters to a Vote of
                 Security Holders                                            32
Item 5.          Other Information                                           32
Item 6.          Exhibits and Reports on Form 8-K                            32

Signatures                                                                   33

Exhibit Index                                                                34

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of March 31, 2000, and the related statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Salton Sea Funding Corporation as of December 31, 1999, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 21, 2000

                         SALTON SEA FUNDING CORPORATION

                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)



                                                 March 31,          December 31,
                                                   2000                 1999
                                                -----------          ----------
                                                (unaudited)
ASSETS

Cash                                              $  10,720          $   2,086
Prepaid expenses and other assets                    14,494              3,617
Due from affiliates                                     ---              2,118
Current portion secured project notes
  from Guarantors                                    25,072             25,072
Total current assets                                 50,286             32,893

Secured project notes from Guarantors               543,908            543,908
Investment in 1% of net assets of
    Guarantors                                        8,805              8,847
                                                 ----------         ----------
                                                  $ 602,999          $ 585,648
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                               $  14,389          $   3,607
Due to affiliates                                     6,628                ---
Current portion long term debt                       25,072             25,072
Total current liabilities                            46,089             28,679

Senior secured notes and bonds                      543,908            543,908
                                                 ----------         ----------
    Total liabilities                               589,997            572,587

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                   ---                ---
Additional paid-in capital                            5,366              5,366
Retained earnings                                     7,636              7,695
                                                 ----------         ----------
    Total stockholder's equity                       13,002             13,061
                                                 ----------         ----------
                                                  $ 602,999          $ 585,648
                                                 ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION

                            STATEMENTS OF OPERATIONS

                             (Dollars in Thousands)

                                   (Unaudited)

                                                         Three Months Ended
                                                            March 31,
                                                        2000            1999
Revenues:

Interest income                                 $      10,963         $  12,129
Equity in earnings (loss) of Guarantors                   (42)              116
                                                    -    ----          --------
Total revenues                                         10,921            12,245
                                                    ---------          --------

Expenses:

General and administrative expenses                       259               215
Interest expense                                       10,763            11,737
                                                    ---------          --------
Total expenses                                         11,022            11,952
                                                    ---------          --------
Income (loss) before income taxes                        (101)              293
Provision for income taxes expense (benefit)              (42)              121
                                                    ---------          --------
Net income (loss)                               $         (59)         $    172
                                                    =========         =========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION

                            STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                        2000          1999

Cash flows from operating activities:

  Net income (loss)                                $      (59)       $     172
  Adjustments to reconcile net income (loss) to net
      cash flow from operating activities:
  Equity in (earnings) loss of guarantors                  42             (116)
  Changes in assets and liabilities:
      Prepaid expenses and other assets               (10,877)         (10,361)
      Accrued liabilities                              10,782           11,737
                                                   ----------        ---------
  Net cash flows from operating activities               (112)           1,432
                                                   ----------        ---------
Cash flows from financing activities:

  Increase in due to affiliates                         8,746           22,929
                                                   ----------        ---------
  Net cash flows from financing activities              8,746           22,929
                                                   ----------        ---------
Net change in cash                                      8,634           24,361
Cash at the beginning of period                         2,086           17,629
                                                   ----------        ---------
Cash at the end of period                          $   10,720         $ 41,990
                                                   ==========        =========
Supplemental disclosures:
  Interest paid                                    $      ---         $    ---
                                                   ==========        =========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 (in thousands)
                              ---------------------


1.  General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have  reviewed  the  accompanying  combined  balance  sheet of the Salton Sea
Guarantors as of March 31, 2000, and the related combined statements of operations and cash flows for the three month period ended March 31, 2000 and 1999. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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

Based on our review, we are not aware of any material modifications that should be made to such combined financial statements for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Salton Sea Guarantors as of December 31, 1999, and the related combined statements of operations,
Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 21, 2000

                              SALTON SEA GUARANTORS

                             COMBINED BALANCE SHEETS

                             (Dollars in Thousands)

                                                   March 31,      December 31,
                                                      2000            1999
                                                  ----------       ---------
                                                  (unaudited)
ASSETS

Accounts receivable                               $    3,408       $  11,537
Prepaid expenses and other assets                     12,806          11,695
Total current assets                                  16,214          23,232

Restricted cash                                        7,907          10,001
Property, plant, contracts and equipment, net        556,112         552,903
Excess of cost over fair value of net assets
   acquired, net                                      46,552          46,878
                                                  ----------       ---------
                                                  $  626,785       $ 633,014
                                                   =========       =========

LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                  $      198       $      33
Accrued liabilities                                   13,932           7,862
Current portion of long term debt                      9,737           9,737
Total current liabilities                             23,867          17,632

Due to affiliates                                     18,878          27,993
Senior secured project note                          284,217         284,217
                                                  ----------       ---------
    Total liabilities                                326,962         329,842

Total Guarantors' equity                             299,823         303,172
                                                  ----------       ---------
                                                  $  626,785       $ 633,014
                                                  ==========       =========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS

                             (Dollars in Thousands)

                                   (Unaudited)

                                              Three Months Ended
                                                    March 31
                                             ------------------------
                                               2000            1999
                                             --------       - -------
Revenues:

Sales of electricity                  $        8,893    $      18,272
Interest and other income                        127              792
                                          ---------     -        ----
     Total revenues                            9,020           19,064
                                          ----------             ----
Expenses:

Operating, general and

   administration                              5,758            7,308
Depreciation and amortization                  4,094            4,022
Interest expense                               5,840            6,076
Less capitalized interest                     (3,323)          (1,704)
                                          ----------             ----
     Total expenses                           12,369           15,702
                                          ----------             ----
Net income (loss)                     $       (3,349)   $       3,362
                                          ==========    =============

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                      --------------------
                                                      2000             1999

Cash flows from operating activities:

Net income (loss)                              $    (3,349)   $       3,362
Adjustments to reconcile net income (loss)
 to net cash flows from operating activities:
   Depreciation and amortization                     4,094            4,022
   Changes in assets and liabilities:
     Accounts receivable                             8,129            5,688
     Prepaid expenses and other assets              (1,111)           1,211
     Accounts payable and accrued
      liabilities                                    6,235            5,177
                                               ---------       ------------
Net cash flows from operating activities            13,998           19,460
                                               --------        ------------
Cash flows from investing activities:

Capital expenditures                                (6,977)          (9,792)
Decrease in restricted cash                          2,094            7,760
                                               --------        ------------
Net cash flows from investing activities            (4,883)          (2,032)

Cash flows from financing activities:

 Decrease in due to affiliates                      (9,115)         (17,428)
                                               --------        ------------
Net cash flows from financing activities            (9,115)         (17,428)
                                               -----------          -------
Net change in cash                                     ---              ---
Cash at beginning of period                            ---              ---
                                               -----------    -      ------
Cash at end of period                          $       ---    $         ---
                                               ===========    =============


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (in thousands)
                              --------------------


1.  General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 2000, and the related combined statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Partnership Guarantors' management.

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

Based on our review, we are not aware of any material modifications that should be made to such combined financial statements for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of the Partnership Guarantors as of December 31, 1999, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 21, 2000

                             PARTNERSHIP GUARANTORS

                             COMBINED BALANCE SHEETS

                             (Dollars in Thousands)

                                                     March 31,     December 31,
                                                        2000             1999
                                                    (unaudited)
ASSETS

Accounts receivable                                $   8,959         $   16,295
Prepaid expenses and other assets                     23,522             18,959
Total current liabilities                             32,481             35,254

Restricted cash                                       26,470             60,454
Due from affiliates                                   66,487             75,274
Property, plant, contracts and equipment, net        589,226            531,427
Management fee                                        70,589             71,489
Excess of cost over fair value of net assets
  acquired, net                                      127,103            127,994
                                                   ---------          ---------
                                                   $ 912,356          $ 901,892
                                                   =========          =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                   $   3,422          $   3,925
Accrued liabilities                                   26,255             13,534
Current portion of long term debt                     10,562             10,562
Total current liabilities                             40,239             28,021

Senior secured project notes                         250,650            250,650
Deferred income taxes                                 98,328             98,907
                                                   ---------          ---------
Total liabilities                                    389,217            377,578

Guarantors' equity:
Common stock                                               3                  3
Additional paid-in capital                           387,663            387,663
Retained earnings                                    135,473            136,648
                                                   ---------          ---------
Total Guarantors' equity                             523,139            524,314
                                                   ---------          ---------
                                                   $ 912,356          $ 901,892
                                                   =========          =========



   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS

                             (Dollars in Thousands)

                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                      2000             1999
                                                   ---------         ---------
Revenues:

Sales of electricity                           $      10,389     $      22,030
Interest and other income                                476             2,319
                                               -------------          --------
Total revenues                                        10,865            24,349
                                               -------------     -------------
Expenses:

Operating, general and

   administration                                      7,790            11,207
Depreciation and amortization                          4,645             6,218
Interest expense                                       5,095             5,694
Less capitalized interest                             (4,911)           (2,433)
                                               -------------     -------------

Total expenses                                        12,619            20,686
                                               -------------     -------------

Income (loss) before income taxes                     (1,754)            3,663
Provision for income taxes expense (benefit)            (579)            1,117
                                               -------------     -------------

Net income (loss)                              $      (1,175)    $       2,546
                                               =============     =============


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                        COMBINED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                   (Unaudited)

                                                   Three Months Ended
                                                         March 31,
                                                   2000               1999
                                                 ---------        ---------
Cash flows from operating activities:

Net income (loss)                            $    (1,175)    $       2,546
Adjustments to reconcile net income (loss)
to net cash flow from operating activities:
    Depreciation and amortization                  4,645             6,218
    Deferred income taxes                           (579)            1,117
Changes in assets and liabilities:
       Accounts receivable                         7,336            12,159
       Prepaid expenses and other assets          (4,563)              190
       Accounts payable and accrued
        liabilities                               12,218             5,611
                                             -----------     --------
Net cash flows from operating activities          17,882            27,841
                                             -----------     --------
Cash flows from investing activities:

Capital expenditures                             (60,850)          (17,568)
Decrease in restricted cash                       33,984            10,580
Management fee                                       197              (384)
                                             -----------     --------
Net cash flows from investing activities         (26,669)           (7,372)
                                             -----------     --------
Cash flows from financing activities:

Increase (decrease) in due from affiliates         8,787           (20,469)
                                             -----------     --------
Net cash flows from financing activities           8,787           (20,469)
                                             -----------     --------
Net change in cash                                   ---               ---
Cash at beginning of period                          ---               ---
                                             -----------     -------     -
Cash at end of period                        $       ---     $         ---
                                             ===========     =============

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (in thousands)
                              --------------------

1.  General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of March 31, 2000, and the related statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

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

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Salton Sea Royalty LLC as of December 31, 1999, and the related statements of operations, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

As discussed in Note 1 to the financial statements, the Company converted to a limited liability company during 1999 and as such the statements of operations and cash flows for the three months ended March 31, 2000 and 1999 are not comparable due to the change in reporting entity which results in no tax expense in fiscal 2000.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 21, 2000

                             SALTON SEA ROYALTY LLC

                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)


                                                  March 31,        December 31,
                                                    2000               1999
                                                -----------         -----------
                                                 (unaudited)
ASSETS

Prepaid expenses and other assets             $          197     $          235
Total current assets                                     197                235

Royalty stream, net                                   16,512             16,776
Excess of cost over fair value of net assets
  acquired, net                                       32,053             32,280
Due from affiliates                                   22,969             21,825

                                              $       71,731     $       71,116
                                              ==============     ==============


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                           $          327     $           82
Current portion of long term debt                      4,773              4,773
Total current liabilities                              5,100              4,855

Senior secured project note                            9,041              9,041
                                              --------------     --------------
    Total liabilities                                 14,141             13,896

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding                 -                  -
Additional paid-in capital                             1,561              1,561
Retained earnings                                     56,029             55,659
                                              --------------     --------------
Total equity                                          57,590             57,220
                                              --------------     --------------
                                              $       71,731     $       71,116
                                              ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                            STATEMENTS OF OPERATIONS

                             (Dollars in Thousands)

                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    2000            1999
                                                  -------          -------
Revenues:
Royalty income                               $       1,560     $      13,459

Expenses:
Operating, general and

     administrative expenses                           415             1,108
Amortization of royalty stream
   and goodwill                                        491             2,449
Interest expense                                       284               468
                                             -------------     -------------
Total expenses                                       1,190             4,025
                                             -------------     -------------

Income before income taxes                             370             9,434
Provision for income taxes                             ---             3,790
                                             -------------     -------------

Net income                                   $         370     $       5,644
                                             =============     =============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                            STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                       2000             1999
                                                    ---------         --------
Cash flows from operating activities:

Net income                                         $      370    $       5,644
Adjustments to reconcile net income to net
 cash flow from operating activities:
    Amortization of royalty stream and goodwill           491            2,449
    Changes in assets and liabilities:
    Prepaid expenses and other assets                      38               70
Accrued liabilities and deferred income taxes             245           (5,130)
Net cash flows from operating activities                1,144            3,033

Net cash flows from financing activities:

Increase in due from affiliates                        (1,144)          (3,033)
                                                   ----------    ------     --
Net cash flows from financing activities               (1,144)          (3,033)

Net change in cash                                        ---              ---
Cash at beginning of period                               ---              ---
                                                   ----------    -     -------
Cash at end of period                              $      ---    $         ---
                                                   ==========    =============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 (in thousands)
                              --------------------

1.  General:

In the opinion of management of the Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. The Company was converted to a limited liability company during 1999 and as such the statements of operations and cash flows for the three months ended March 31, 2000 and 1999 are not comparable due to the change in reporting entity which results in no tax expense in fiscal 2000. Income taxes are now the responsibility of the partners and the Company has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Company has no tax obligations.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Salton Sea Funding Corporation's (the "Funding Corporation") and the Salton Sea Guarantors, the Partnership Guarantors and the Salton Sea Royalty LLC's (collectively, the "Guarantors") financial condition and results of operations during the periods included in the accompanying statements of operations.

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

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership, December 1998 for the Hoch (Del Ranch) and Elmore Partnerships, and December 1999 for the Leathers Partnership.

For 2000, the Partnership Projects are receiving Edison's avoided cost of energy pursuant to their respective SO4 Agreements.

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a base price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was
5.4 cents per kWh during the three months ended March 31, 2000. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's avoided cost of energy.

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

The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake Power Purchase Agreement ("PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

For the three months ended March 31, 2000, Edison's average avoided cost of energy was 3.2 cents per kWh. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Company cannot predict the likely level of avoided cost of energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under such Agreements will likely decline significantly after the expiration of the respective scheduled payment periods.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)


The following data includes the aggregate capacity and electricity production of Salton Sea Units I, II, III and IV:

                                              Three Months Ended
                                                  March 31,
                                            ----------------------
                                            2000              1999
                                          --------           -------
Overall capacity factor                      45.2%             83.8%
Capacity (NMW) (average)                     119.4             119.4
kWh produced (in thousands)                117,900           216,000

The overall capacity factor for the Salton Sea Projects decreased for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to scheduled overhauls in 2000 which were more extensive compared to 1999.

The following data includes the aggregate capacity and electricity production of the Partnership Projects:

                                            Three Months Ended
                                                  March 31,
                                            ---------------------
                                           2000               1999
                                          --------         ---------
Overall capacity factor                      81.9%            106.8%
Capacity (NMW) (average)                       148               148
kWh produced (in thousands)                264,600           341,500

The overall capacity factor for the Partnership Projects decreased for the three months ended March 31, 2000 compared to the same period in 1999 due to scheduled overhauls at all plants in 2000 and none in 1999.

Revenues:

The Salton Sea Guarantors' sales of electricity decreased to $8,893 for the three months ended March 31, 2000 from $18,272 for the same period in 1999, a 51.3% decrease. This decrease was primarily due to scheduled overhauls in 2000 which were more extensive compared to 1999 and the Unit III scheduled price period ended in February, 1999.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)


The Partnership Guarantors' sales of electricity decreased to $10,389 for the three months ended March 31, 2000 from $22,030 for the same period in 1999, a 52.8% decrease. This decrease was primarily due to the expiration of the fixed price period at Leathers on December 31, 1999.

The Royalty  Guarantor  revenue  decreased  to $1,560 for the three months ended
March 31, 2000 from $13,459 for the same period last year. This was due primarily to a decrease in East Mesa payments related to a settlement agreement in 1998.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $5,758, for the three months ended March 31, 2000 from $7,308 for the same period in 1999. The decrease was due to a reduction in royalty expenses due to the lower revenues.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $7,790 for the three months ended March 31, 2000 from $11,207 for the same period in 1999. The decrease was due to a reduction in royalty expenses due to the lower revenues.

The Royalty Guarantors' operating expenses decreased to $415 for the three months ended March 31, 2000 from $1,108 for the same period in 1999, a 62.5% decrease. This decrease was due to lower royalty costs due to the end of the scheduled price period at Leathers.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $4,094 for the three months ended March 31, 2000 from $4,022 for the same period of 1999, an 1.8% increase.

The Partnership Guarantors' depreciation and amortization decreased to $4,645 for the three months ended March 31, 2000 from $6,218 for the same period in 1999. The decrease was due primarily to lower step up depreciation amortization after the end of the scheduled price period at Leathers.

The Royalty Guarantors' amortization was $491 for the three months ended March 31, 2000 compared to $2,449 for the same period of 1999. The decrease was due to lower amortization after the end of the scheduled price period at the partnership plants.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $2,517 for the three months ended March 31, 2000 from $4,372 for the same period in 1999, a 42.4% decrease. The decrease was due to reduced indebtedness and higher capitalized interest on Unit V construction.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $184 for the three months ended March 31, 2000 from $3,261 for the same period in 1999. The decrease was due to reduced indebtedness and higher capitalized interest on zinc construction.

The Royalty Guarantors' interest expense decreased to $284 for the three months ended March 31, 2000 from $468 from the same period in 1999. The decrease was due to reduced indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision decreased to a benefit of $(579) for the three months ended March 31, 2000 from an expense of $1,117 for the same period in 1999. This decrease was primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $0 for the three months ended March 31, 2000 compared to $3,790 for the same period in 1999. The decrease in the provision is due to the change in the Royalty Guarantor from a corporation to a limited liability company which is not taxed. Income taxes are the responsibility of the partners and Royalty Guarantor has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)

Net Income:

The Salton Sea Funding Corporation's net income (loss) for the three months ended March 31, 2000 was $(59) compared to $172 for the same period in 1999. The net income primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income (loss) decreased to $(3,349) for the three months ended March 31, 2000 compared to $3,362 for the same period of 1999.

The Partnership Guarantors' net income (loss) decreased to $(1,175) for the three months ended March 31, 2000 compared to $2,546 for the same period of 1999.

The Royalty Guarantors' net income decreased to $370 for the three months ended March 31, 2000 compared to $5,644 for the same period of 1999.

Liquidity and Capital Resources:

Salton Sea Minerals LLC, a Partnership Guarantor ("Minerals LLC"), developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Zinc Recovery Project") as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project.

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Four facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000.In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Total project costs of the Zinc Recovery Project are expected to be approximately $200,900. The Company has incurred $134,113 of such costs through March 31, 2000.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Liquidity and Capital Resources: (continued)

Salton Sea Power LLC, a Salton Sea Guarantor, is constructing Salton Sea V. Salton Sea V is a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX") or in other market transactions.

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

The Partnership Projects have upgraded the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the Region 2 Brine
Facilities Construction. In addition to incorporating the pH modification process, which has reduced operating costs at the Salton Sea Projects, the new, more efficient facilities will achieve economies through improved brine processing systems and the utilization of more modern equipment. The Partnership Projects expect these improvements will reduce brine-handling operating costs at the Vulcan Project and the Del Ranch Project.

The CE Turbo Project is being and the Region 2 Brine Facilities Construction has been constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The CE Turbo Project is scheduled to commence initial operations in mid-2000 and the Region 2 Brine Facilities Construction is in operation. Total project costs for both the CE Turbo Project and the Region 2 Brine Facilities Construction are expected to be approximately $63,700.

Total  equity  funding  for  these  projects  is  expected  to be  approximately
$122,500.

The EPC contractor's parent, Stone & Webster, Incorporated, has recently announced that it is having current liquidity problems and intends to sell substantially all of its assets to Jacobs Engineering Group, Inc. in exchange for an immediate $50 million secured revolving credit facility, assumption of substantially all of Stone & Webster's balance sheet liabilities, and $150 million in cash and stock, and subsequently intends to seek bankruptcy court approval of the asset sale and credit agreement. As the work on the construction projects are expected to be completed this summer, the Company does not believe there will be any material adverse effect on the final completion of those projects or the Company.

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

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development and construction uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

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

Item 6 - Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                  Exhibit 27 - Financial Data Schedule

         (b)  Report on Form 8-K:

                 Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 12th day of May, 2000.

                                            SALTON SEA FUNDING CORPORATION


Date:  May 12, 2000                       /s/    Joseph M. Lillo*
                                          By:    Joseph M. Lillo
                                                 Vice President and Controller

*By:  /s/ Douglas L. Anderson
Douglas L. Anderson
Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit                                                            Page
  No.                                                               No.

  27             Financial Data Schedule                            35