Form 10-Q
period 2000-06-30
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC; SALTON SEA ROYALTY CO; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P
filed 2000-08-14
CIK 949149, 949256, 949258, 949260, 949262, 949462, 1017939, 1017941, 1017943, 1017945

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                          Commission File No. 33-95538

                         SALTON SEA FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)
                                   47-0790493
                        (IRS Employer Identification No.)

(Exact name of Registrants         (State or other        (I.R.S. Employer
as specified in their charters)   jurisdiction of        Identification No.)
                                                  incorporation or organization)
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

                         Yes    X          No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on June 30, 2000.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                                  June 30, 2000
                                  -------------

                                 C O N T E N T S


                          PART I: FINANCIAL INFORMATION


Item 1.          Financial Statements                                       Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                                4

Balance Sheets, June 30, 2000 and December 31, 1999                            5

Statements of Operations for the Three and Six Months Ended
    June 30, 2000 and 1999                                                     6

Statements of Cash Flows for the Six Months Ended

    June 30, 2000 and 1999                                                     7

Notes to Financial Statements                                                  8

SALTON SEA GUARANTORS

Independent Accountants' Report                                                9

Combined Balance Sheets, June 30, 2000 and December 31, 1999                  10

Combined Statements of Operations for the Three and Six Months Ended
    June 30, 2000 and 1999                                                    11

Combined Statements of Cash Flows for the Six Months Ended

    June 30, 2000 and 1999                                                    12

Notes to Combined Financial Statements                                        13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                               14

Combined Balance Sheets, June 30, 2000 and December 31, 1999                  15

Combined Statements of Operations for the Three and Six Months Ended
    June 30, 2000 and 1999                                                    16

Combined Statements of Cash Flows for the Six Months Ended

    June 30, 2000 and 1999                                                    17

Notes to Combined Financial Statements                                        18

SALTON SEA ROYALTY LLC

Independent Accountants' Report                                               19

Balance Sheets, June 30, 2000 and December 31, 1999                           20

Statements of Operations for the Three and Six Months Ended
    June 30, 2000 and 1999                                                    21

Statements of Cash Flows for the Six Months Ended

    June 30, 2000 and 1999                                                    22

Notes to Financial Statements                                                 23

Item 2.          Management's Discussion and Analysis of

                 Financial Condition and Results of Operations                24


                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings                                            32
Item 2.          Changes in Securities                                        32
Item 3.          Defaults on Senior Securities                                32
Item 4.          Submission of Matters to a Vote of
                 Security Holders                                             32
Item 5.          Other Information                                            32
Item 6.          Exhibits and Reports on Form 8-K                             32

Signatures                                                                    33

Exhibit Index                                                                 34

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of June 30, 2000, and the related statements of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Salton Sea Funding Corporation as of December 31, 1999, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 21, 2000

                         SALTON SEA FUNDING CORPORATION

                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)

                                                                             June 30,                  December 31,
                                                                               2000                       1999
                                                                           -----------                 ----------
                                                                           (unaudited)
ASSETS
Cash                                                                    $           13             $       2,086
Prepaid expenses and other assets                                                3,506                     3,617
Due from affiliates                                                             19,020                     2,118
Current portion secured project notes from Guarantors                           14,350                    25,072
Total current assets                                                            36,889                    32,893

Secured project notes from Guarantors                                          532,078                   543,908
Investment in 1% of net assets of Guarantors                                     8,903                     8,847
                                                                        $      577,870             $     585,648
                                                                        ==============             =============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                                                     $        3,439             $       3,607
Revolving loan                                                                  15,000                       ---
Current portion of long term debt                                               14,350                    25,072
Total current liabilities                                                       32,789                    28,679

Senior secured notes and bonds                                                 532,078                   543,908
    Total liabilities                                                          564,867                   572,587

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                                              ---                       ---
Additional paid-in capital                                                       5,366                     5,366
Retained earnings                                                                7,637                     7,695
    Total stockholder's equity                                                  13,003                    13,061
                                                                         $     577,870             $     585,648
                                                                         =============             =============

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   Three Months Ended June 30         Six Months Ended June 30,
                                                      2000             1999              2000            1999
Revenues:

Interest income                                   $   10,756       $   11,982        $   21,719       $   24,111
Equity in earnings of Guarantors                          98               92                56       __     208

Total revenues                                        10,854           12,074            21,775           24,319
                                                  ----------       ----------        ----------       ----------
Expenses:

General and administrative expenses                      218              188               477              403
Interest expense                                      10,634           11,622            21,397           23,359
                                                  ----------       ----------        ----------       ----------
Total expenses                                        10,852           11,810            21,874           23,762
                                                  ----------       ----------        ----------       ----------
Income (loss) before income taxes                          2              264               (99)             557
Provision for income taxes                                 1              107               (41)             228
                                                  ----------       ----------        ----------       ----------
Net income (loss)                                 $        1       $      157        $      (58)      $      329
                                                  ==========       ==========        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                       2000              1999
Cash flows from operating activities:

     Net income (loss)                                                       $            (58)   $         329
     Adjustments to reconcile net income to net
         cash flows from operating activities:
     Equity in earnings of guarantors                                                     (56)            (208)
     Changes in assets and liabilities:
         Prepaid expenses and other assets                                                111            2,073
         Accrued liabilities                                                             (168)            (231)
     Net cash flows from operating activities                                            (171)           1,963

Cash flows from investing activities:
     Principal repayments of secured project notes
       from Guarantors                                                                 22,552           28,918

     Net cash flows from investing activities                                          22,552           28,918

Cash flows from financing activities:

     Increase in due from affiliates                                                  (16,902)          (7,243)
     Proceeds from revolving loan                                                      15,000              ---
     Repayment of senior secured notes and bonds                                      (22,552)         (28,918)

     Net cash flows from financing activities                                         (24,454)         (36,161)

Net change in cash                                                                     (2,073)          (5,280)
Cash at the beginning of period                                                         2,086           17,629

Cash at the end of period                                                    $             13    $      12,349
                                                                             =================   =============

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                              ---------------------


1.  General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

2.  New Borrowings:

On July 21, 1995, Salton Sea Funding Corporation obtained a $15 million seven year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000, Salton Sea Funding Corporation borrowed $15 million under its revolving credit agreement. The loan is due in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of June 30, 2000, and the related combined statements of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Salton Sea Guarantors' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such combined financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Salton Sea Guarantors as of December 31, 1999, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 21, 2000

                              SALTON SEA GUARANTORS

                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                               June 30,               December 31,
                                                                                 2000                     1999
                                                                              ----------              ------------
                                                                             (unaudited)
ASSETS

Accounts receivable                                                         $     15,763             $    11,537
Prepaid expenses and other assets                                                 10,323                  11,695
Total current assets                                                              26,086                  23,232

Restricted cash                                                                    7,845                  10,001
Property, plant, contracts and equipment, net                                    560,401                 552,903
Excess of cost over fair value of net assets
   acquired, net                                                                  46,226                  46,878
                                                                            $    640,558             $   633,014
                                                                            ============             ===========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                            $          2             $        33
Accrued liabilities                                                                7,822                   7,862
Current portion of long term debt                                                  9,169                   9,737
Total current liabilities                                                         16,993                  17,632

Due to affiliates                                                                 43,504                  27,993
Senior secured project note                                                      275,558                 284,217
    Total liabilities                                                            336,055                 329,842

Total Guarantors' equity                                                         304,503                 303,172
                                                                            $    640,558             $   633,014
                                                                            ============             ===========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                             June 30                             June 30
                                                    -------------------------        ---------------------------
                                                      2000             1999              2000             1999
                                                    --------         --------          --------         --------
Revenues:

Sales of electricity                               $  18,605        $  19,546         $  27,498        $  37,818
Interest and other income                                 86              651               213            1,443
                                                     -------          -------           -------          -------
     Total revenues                                   18,691           20,197            27,711           39,261
                                                     -------          -------           -------          -------
Expenses:

Operating, general and

   administration                                      6,806            6,227            12,564           13,535
Depreciation and amortization                          4,227            4,421             8,321            8,443
Interest expense                                       5,791            6,095            11,631           12,171
Less capitalized interest                             (2,813)          (1,947)           (6,136)          (3,651)
                                                     -------          -------           -------          -------
     Total expenses                                   14,011           14,796            26,380           30,498
                                                     -------          -------           -------          -------
Net income                                         $   4,680         $  5,401          $  1,331         $  8,763
                                                     =======          =======           =======          =======

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                            Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                           2000         1999

Cash flows from operating activities:

Net income                                         $      1,331   $      8,763
Adjustments to reconcile net income to net
    cash flows from operating activities:
       Depreciation and amortization                      8,321          8,443
       Changes in assets and liabilities:
         Accounts receivable                             (4,226)        (4,301)
         Prepaid expenses and other assets                1,372          2,020
         Accounts payable and accrued liabilities           (71)         1,933
Net cash flows from operating activities                  6,727         16,858

Cash flows from investing activities:

Capital expenditures                                    (15,167)       (27,629)
Decrease in restricted cash                               2,156         22,325
Net cash flows from investing activities                (13,011)        (5,304)

Cash flows from financing activities:

Increase (decrease) in due to affiliates                 15,511         (3,516)
Repayments of senior secured project note                (9,227)        (8,038)

Net cash flows from financing activities                  6,284        (11,554)

Net change in cash                                          ---            ---
Cash at beginning of period                                 ---            ---

Cash at end of period                              $        ---   $        ---
                                                   ============   ============

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              --------------------

1.  General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

2.  Related Party Transaction:

Salton Sea Power LLC ("Salton Sea Power"), a Salton Sea Guarantor, and El Paso Merchant Energy L.P. ("EPME") entered into a power marketing agreement commencing June 13, 2000 and ending on June 30, 2000. Under the terms of the agreement, EPME purchased and Salton Sea Power sold all available power from the Salton Sea Unit V project. EPME sold the available power into the bulk power market. The purchase price of the available power is the value of the cash actually received by EPME for the sale of such power, plus any realized renewable premiums.

On June 9, 2000, Salton Sea Power, entered into an agreement to sell all available power from the Salton Sea Unit V and CE Turbo projects to EPME. Under the terms of the agreement commencing on July 1, 2000 and ending on September 30, 2000, EPME will purchase up to 25 MW of available power for $53 per MWh, together with any premiums related to such power. EPME will also market any available power which exceeds 25 MW on behalf of Salton Sea Power and any available power from CE Turbo LLC.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of June 30, 2000, and the related combined statements of operations for the three and six month periods ended June 30 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Partnership Guarantors' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such combined financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Partnership Guarantors as of December 31, 1999, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 21, 2000

                             PARTNERSHIP GUARANTORS

                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                June 30,             December 31,
                                                                                  2000                   1999
                                                                              (unaudited)
ASSETS

Accounts receivable                                                       $       16,213            $     16,295
Prepaid expenses and other assets                                                 23,874                  18,959
Total current assets                                                              40,087                  35,254

Restricted cash                                                                    6,111                  60,454
Due from affiliates                                                               41,981                  75,274
Property, plant, contracts and equipment, net                                    610,149                 531,427
Management fee                                                                    70,225                  71,489
Excess of cost over fair value of net assets acquired, net                       126,212                 127,994
                                                                          $      894,765            $    901,892
                                                                          ==============            ============


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                          $        2,252            $      3,925
Accrued liabilities                                                               12,636                  13,534
Current portion of long term debt                                                  2,954                  10,562
Total current liabilities                                                         17,842                  28,021

Senior secured project notes                                                     249,696                 250,650
Deferred income taxes                                                            100,229                  98,907
Total liabilities                                                                367,767                 377,578

Guarantors' equity:
Common stock                                                                           3                       3
Additional paid-in capital                                                       387,663                 387,663
Retained earnings                                                                139,332                 136,648
Total Guarantors' equity                                                         526,998                 524,314
                                                                          $      894,765            $    901,892
                                                                          ==============            ============

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                     2000             1999               2000             1999
                                                   ---------        ---------         ---------        ---------
Revenues:

Sales of electricity                               $  19,628        $  24,222         $  30,017        $  46,252
Interest and other income                                625            2,155             1,101            4,474
                                                   ---------        ---------         ---------        ---------
Total revenues                                        20,253           26,377            31,118           50,726
                                                   ---------        ---------         ---------        ---------
Expenses:

Operating, general and

   administration                                      9,518           11,858            17,308           23,065
Depreciation and amortization                          4,848            6,262             9,493           12,480
Interest expense                                       5,045            5,641            10,140           11,335
Less capitalized interest                             (4,918)          (4,314)           (9,829)          (6,747)
                                                   ---------        ---------         ---------        ---------

Total expenses                                        14,493           19,447            27,112           40,133
                                                   ---------        ---------         ---------        ---------
Income before income taxes                             5,760            6,930             4,006           10,593
Provision for income taxes                             1,901            3,014             1,322            4,131
                                                   ---------        ---------         ---------        ---------

Net income                                         $   3,859        $   3,916         $   2,684       $    6,462
                                                   =========        =========         =========        =========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                        2000              1999
                                                     ---------         --------
Cash flows from operating activities:

Net income                                       $       2,684    $       6,462
Adjustments to reconcile net income to net
    cash flows from operating activities:
       Depreciation and amortization                     9,493           12,480
       Deferred income taxes                             1,322            4,131
       Changes in assets and liabilities:
          Accounts receivable                               82            8,694
          Prepaid expenses and other assets             (4,915)            (428)
          Accounts payable and accrued
           liabilities                                  (2,569)           3,847
                                                     ---------        ---------
Net cash flows from operating activities                 6,097           35,186
                                                     ---------        ---------
Cash flows from investing activities:

Capital expenditures                                   (85,028)         (56,111)
Decrease in restricted cash                             54,343           36,631
Management fee                                            (143)            (851)
                                                     ---------        ---------
Net cash flows from investing activities               (30,828)         (20,331)
                                                     ---------        ---------
Cash flows from financing activities:

Repayments of senior secured project notes              (8,562)         (16,182)
Decrease in due from affiliates                         33,293            1,327
                                                     ---------        ---------
Net cash flows from financing activities                24,731          (14,855)
                                                     ---------        ---------
Net change in cash                                         ---              ---
Cash at beginning of period                                ---              ---
                                                     ---------        ---------
Cash at end of period                        $             --- $            ---
                                                     =========        =========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              --------------------

1.  General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

2.  Property:

The increase in property, plant, contracts and equipment is due to the Zinc Recovery Project and Region II Brine Facility construction costs. The decrease in restricted cash is due to expenditures on these projects.

3.  Revenue:

The decrease in revenue was due to the expiration of the scheduled price period at Leathers at December 31, 1999.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of June 30, 2000, and the related statements of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Royalty LLC as of December 31, 1999, and the related statements of operations, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

As discussed in Note 1 to the financial statements, Salton Sea Royalty LLC was converted to a limited liability company during 1999 and as such the statements of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 are not comparable due to the change in reporting entity which results in no tax expense in fiscal 2000.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 21, 2000

                             SALTON SEA ROYALTY LLC

                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)

                                                                             June 30,                 December 31,
                                                                               2000                      1999
                                                                           -----------                 ----------
                                                                            (unaudited)
ASSETS

Prepaid expenses and other assets                                         $         158            $         235
Total current assets                                                                158                      235

Royalty stream, net                                                              16,247                   16,776
Excess of cost over fair value of net assets acquired, net                       31,826                   32,280
Due from affiliates                                                              19,666                   21,825
                                                                          $      67,897            $      71,116
                                                                          =============            =============

LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                                                       $          55            $          82
Current portion of long term debt                                                 2,227                    4,773
Total current liabilities                                                         2,282                    4,855

Senior secured project note                                                       6,826                    9,041
    Total liabilities                                                             9,108                   13,896

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding                                            -                        -
Additional paid-in capital                                                        1,561                    1,561
Retained earnings                                                                57,228                   55,659
Total equity                                                                     58,789                   57,220
                                                                          $      67,897            $      71,116
                                                                          =============            =============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                        Three Months Ended            Six   Months Ended
                                                             June 30,                        June 30,
                                                      -----------------------       -----------------------
                                                       2000            1999              2000             1999
                                                      -------         -------          -------          -------
Revenues:
Royalty income                                $        2,707   $        3,770      $      4,267         $ 17,229

Expenses:
Operating, general and

     administrative expenses                             758            1,046             1,173            2,154
Amortization of royalty stream
   and goodwill                                          492            2,448               983            4,897
Interest expense                                         258              446               542              914
---------                                         ----------        ---------        ----------
Total expenses                                         1,508            3,940             2,698            7,965
                                                  ----------       ----------        ----------         --------

Income (loss) before income taxes                      1,199             (170)            1,569            9,264
Provision for (benefit from) income taxes                ---             (113)              ---            3,677
---------                                         ----------        ---------        ----------

Net income (loss)                             $        1,199   $          (57)     $      1,569         $  5,587
                                                  ==========       ==========        ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                             2000         1999
                                                           ---------    --------
Cash flows from operating activities:

Net income                                           $      1,569  $      5,587
Adjustments to reconcile net income to net
    cash flows from operating activities:
       Amortization of royalty stream and goodwill            983         4,897
       Changes in assets and liabilities:
       Prepaid expenses and other assets                       77           139
       Accrued liabilities and deferred income taxes          (27)       (5,671)

Net cash flows from operating activities                    2,602         4,952

Net cash flows from financing activities:

Decrease (increase) in due from affiliates                  2,159          (254)
Repayment of senior secured project note                   (4,761)       (4,698)
                                                        ---------     ---------
Net cash flows from financing activities                   (2,602)       (4,952)

Net change in cash                                            ---           ---
Cash at beginning of period                                   ---           ---
                                                        ---------     ---------
Cash at end of period                                 $       ---  $       ----
                                                        =========     =========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

1.  General:

In the opinion of management of the Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The Company was converted to a limited liability company during 1999 and as such the statements of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 are not comparable due to the change in reporting entity which results in no tax expense in fiscal 2000. Income taxes are now the responsibility of the partners and the Company has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Company has no tax obligations.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

2.  Revenues:

The second quarter and year to date decreases were due primarily to a reduction in royalty income from Leathers due to lower revenues from the expiration of the scheduled price period on December 31, 1999. The year to date decrease was also due to a decrease in East Mesa royalty income related to a royalty settlement.

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

For 2000, the Partnership Projects are receiving Edison's Avoided Cost of Energy pursuant to their respective SO4 Agreements.

                         SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was
5.5 cents per kWh during the six months ended June 30, 2000. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expired April 4, 2000 for Salton Sea II and expired on February 13, 1999 for Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kWh and
9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments are at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

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

Salton Sea Unit V Project will sell approximately one-third of its net output to a Zinc facility, which is a subsidiary of MidAmerican and is expected to commence operation in the third quarter of 2000. The remainder of the Salton Sea Unit V output will be sold through the California Power Exchange (the "PX") or in other market transactions. The PX was created to establish markets for the sale of power on a daily and hourly basis. Thus, PX prices are expected to have the characteristics of short term spot prices and to fluctuate from time to time in a manner that cannot be predicted with accuracy.

For the six months ended June 30, 2000 and 1999, Edison's average Avoided Cost of Energy was 3.8 and 2.7 cents respectively per kWh. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

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

The following data includes the aggregate capacity and electricity production of Salton Sea Units I, II, III and IV:

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   --------------------- ---------------------
                                    2000        1999       2000        1999
                                  -------     -------    --------    -------
Overall capacity factor             74.8%       93.3%       60.0%      88.6%
Capacity (NMW) (weighted average)   119.4       119.4       119.4      119.4
kWh produced (in thousands)       195,000     243,300     312,900    459,300

The overall capacity factor for the Salton Sea Projects decreased for the three and six months ended June 30, 2000 compared to the same period in 1999 due to scheduled overhauls in 2000 which were more extensive compared to 1999.

The following data includes the aggregate capacity and electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                  Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                --------------------- ---------------------
                                     2000      1999       2000      1999
                                  --------   -------    -------   -------
Overall capacity factor             100.4%     94.6%      91.1%    100.7%
Capacity (NMW) (average)               148       148        148      148
kWh produced (in thousands)        324,600   305,900    589,200   647,400


The overall capacity factor for the Partnership Projects increased for the three months ended June 30, 2000 compared to the same period in 1999 due to scheduled overhauls in 1999. The overall capacity factor for the Partnership Projects decreased for the six months ended June 30, 2000 compared to the same period in 1999 due to scheduled overhauls at all plants in the first quarter of 2000.

                         SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)

Revenues:

The Salton Sea Guarantors' sales of electricity decreased to $18,605 for the three months ended June 30, 2000 from $19,546 for the same period in 1999, a 4.8% decrease. For the six months ended June 30, 2000, sales of electricity decreased to $27,498 from $37,818 in 1999, a 27.3% decrease. These decreases were primarily due to scheduled overhauls in 2000 which were more extensive compared to 1999 and the expiration of the fixed price periods at Salton Sea Unit II and III in April, 2000 and February, 1999, respectively.

The Partnership Guarantors' sales of electricity decreased to $19,628 for the three months ended June 30, 2000 from $24,222 for the same period in 1999, a 19.0% decrease. For the six month period ended June 30, 2000, sales of electricity decreased to $30,017 from $46,252 in 1999, a 35.1% decrease. These decreases were primarily due to the expiration of the scheduled price period at Leathers on December 31, 1999 offset by increases resulting from higher avoided cost rates in the six months ended June 30, 2000 compared to 1999.

The Royalty Guarantor revenue decreased to $2,707 for the three months ended June 30, 2000 from $3,770 for the same period last year. For the six month period ended June 30, 2000, revenue decreased to $4,267 from $17,229 in 1999. This decrease was due primarily to a decrease in East Mesa royalty income related to a royalty settlement and a reduction in royalty income from Leathers due to lower revenue.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $6,806, for the three months ended June 30, 2000 from $6,227 for the same period in 1999. This increase was due to higher operating costs resulting from Unit V start up. For the six month period ended June 30, 2000, operating expenses decreased to $12,564 from $13,535 in 1999. This decrease was primarily due to lower royalty costs resulting from lower revenues.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $9,518 for the three months ended June 30, 2000 from $11,858 for the same period in 1999. For the six month period ended June 30, 2000, operating expenses decreased to $17,308 from $23,065 in 1999, a 25.0% decrease. These decreases were primarily due to a reduction in royalty expenses due to the lower revenues.

The Royalty Guarantors' operating expenses decreased to $758 for the three months ended June 30, 2000 from $1,046 for the same period in 1999, a 27.5% decrease. For the six month period ended June 30, 2000, operating expenses decreased to $1,173 from $2,154 in 1999, a 45.5% decrease. These decreases were due to lower royalty costs due to the end of the scheduled price period at Leathers.

                         SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization decreased to $4,227 for the three months ended June 30, 2000 from $4,421 for the same period of 1999, a 4.4% decrease. For the six month period ended June 30, 2000, depreciation and amortization decreased to $8,321 from $8,443 in 1999. The decreases were due to a decrease in step up depreciation charges.

The Partnership Guarantors' depreciation and amortization decreased to $4,848 for the three months ended June 30, 2000 from $6,262 for the same period in 1999. For the six month period ended June 30, 2000, depreciation and amortization decreased to $9,493 from $12,480 in 1999. The decreases were due primarily to lower step up depreciation amortization after the end of the scheduled price period at Leathers.

The Royalty Guarantors' amortization was $492 for the three months ended June 30, 2000 compared to $2,448 for the same period of 1999. For the six month period ended June 30, 2000, amortization was $983 compared to $4,897 in 1999. The decreases were due to lower amortization after the end of the scheduled price period at the partnership plants.

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $2,978 for the three months ended June 30, 2000 from $4,148 for the same period in 1999, a 28.2% decrease. For the six month period ended June 30, 2000, interest expense, net of capitalized amounts, decreased to $5,495 from $8,520 in 1999. The decreases were due to reduced indebtedness and higher capitalized interest on construction projects.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $127 for the three months ended June 30, 2000 from $1,327 for the same period in 1999. For the six month period ended June 30, 2000, interest expense, net of capitalized amounts, decreased to $311 from $4,588. The decreases were primarily due to reduced indebtedness and higher capitalized interest on construction projects.

The Royalty Guarantors' interest expense decreased to $258 for the three months ended June 30, 2000 from $446 from the same period in 1999. For the six month period ended June 30, 2000, interest expense decreased to $542 from $914 in 1999. The decreases were due to reduced indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision decreased to $1,901 for the three months ended June 30, 2000 from $3,014 for the same period in 1999, a 36.9% decrease. For the six month period ended June 30,

                         SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)

2000, the provision for income taxes decreased to $1,322 from $4,131 in 1999. The decreases were primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $0 for the three months ended June 30, 2000 compared to an income tax benefit of $113 for the same period in 1999. For the six month period ended June 30, 2000, the income tax provision was $0 compared to $3,677 in 1999. The decrease in the provision is due to the change in the Royalty Guarantor from a corporation to a limited liability company which is not taxed. Income taxes are the responsibility of the partners and Royalty Guarantor has no obligation to provide funds to the partners for payment or any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

Net Income:

The Salton Sea Funding Corporation's net income for the three months ended June 30, 2000 decreased to $1 compared from $157 for the same period in 1999. For the six month period ended June 30, 2000, net loss was $58 compared to net income of $329 in 1999. The net income primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income decreased to $4,680 for the three months ended June 30, 2000 compared to $5,401 for the same period of 1999. For the six month period ended June 30, 2000, net income decreased to $1,331 compared to $8,763 in 1999.

The Partnership Guarantors' net income decreased to $3,859 for the three months ended June 30, 2000 compared to $3,916 for the same period of 1999. For the six month period ended June 30, 2000, net income decreased to $2,684 from $6,462 in 1999.

The Royalty Guarantors' net income was $1,199 for the three months ended June 30, 2000 compared to a net loss of $57 for the same period of 1999. For the six month period ended June 30, 2000, net income decreased to $1,569 from $5,587 in 1999.

Liquidity and Capital Resources:

On July 21, 1995, Salton Sea Funding Corporation obtained a $15 million seven year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000, Salton Sea Funding Corporation borrowed $15 million under its revolving credit agreement. The loan is due in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000. The proceeds were used for general operating costs.

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

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Four facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in the third quarter of 2000. In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. at market value plus a premium. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Total project costs of the Zinc Recovery Project are expected to be approximately $200,900, which is being funded by $140,500 of debt and $60,400 from equity contributions. The Company has incurred $152,700 of such costs through June 30, 2000.

Salton Sea Power LLC, a Salton Sea Guarantor, is constructing and testing Salton Sea V. Salton Sea V is a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder is being sold through the California Power Exchange ("PX") or in other market transactions.

Salton Sea V is being constructed pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). Total project costs of Salton Sea V are approximately $119,100, which is being funded by $83,300 of debt and $35,800 from equity contributions. Salton Sea Power LLC has incurred approximately $102,200 of these costs through June 30, 2000.

CE Turbo LLC, a Partnership Guarantor, is constructing the CE Turbo Project. The CE Turbo Project will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the PX or in other market transactions.

The  Partnership   Projects  have  upgraded  the  geothermal   brine  processing
facilities at the Vulcan and Del Ranch Projects with the brine facilities construction.

                         SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Liquidity and Capital Resources: (continued)

The CE Turbo Project is being and the brine facilities have been constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract. The CE Turbo Project is scheduled to commence initial operations in the third quarter of 2000 and the brine facilities is in operation. Total project costs for both the CE Turbo Project and the brine facilities are expected to be approximately $63,700, which is being funded by $44,600 of debt and $19,100 from equity contributions. The Company has incurred approximately $54,500 of such costs through June 30, 2000.

The EPC contractor's parent, Stone & Webster, Incorporated, voluntarily filed Chapter 11 Bankruptcy on June 2, 2000 and has sold substantially all of its assets to Shaw Group Inc. Shaw Group Inc. has agreed to complete substantially all of Stone & Websters' contracts for future and current projects. The Company does not believe this situation will cause any material adverse effect on the final completion of the Company's projects or the Company.

The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than Unit 5 revenue and interest earned on funds on deposit. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison other than CE Turbo and Zinc revenue and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease agreements with the Partnership Projects. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk:

On June 9, 2000, Salton Sea Power LLC, a subsidiary of CE Generation, entered into an agreement to sell all available power from the Salton Sea Unit V and CE Turbo projects to El Paso Merchant Energy, L.P. Under the terms of the agreement commencing on July 1, 2000 and ending on September 30, 2000, El Paso Merchant Energy will purchase up to 25 MW of available power for $53 per MWh, together with any premiums related to such power. El Paso will also market any available power which exceeds 25 MW on behalf of Salton Sea Power LLC and any available power from CE Turbo LLC.

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

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SALTON SEA FUNDING CORPORATION

Date:  August 14, 2000                /s/    Joseph M. Lillo
                                             Joseph M. Lillo
                                             Vice President and
                                             Controller

                                  EXHIBIT INDEX

Exhibit                                                                     Page
  No.                                                                        No.

  27             Financial Data Schedule                                     36