Form 10-Q
period 2000-09-30
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC; SALTON SEA ROYALTY CO; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P
filed 2000-11-14
CIK 949149, 949256, 949258, 949260, 949262, 949462, 1017939, 1017941, 1017943, 1017945

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                          Commission File No. 33-95538

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

         Yes    X                                            No_____

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on September 30, 2000.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                               September 30, 2000
                                  _____________

                                 C O N T E N T S


                          PART I: FINANCIAL INFORMATION


Item 1.          Financial Statements                                       Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                               4

Balance Sheets, September 30, 2000 and December 31, 1999                      5

Statements of Operations for the Three and Nine Months Ended
    September 30, 2000 and 1999                                               6

Statements of Cash Flows for the Nine Months Ended
    September 30, 2000 and 1999                                               7

Notes to Financial Statements                                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                                               9

Combined Balance Sheets, September 30, 2000 and December 31, 1999             10

Combined Statements of Operations for the Three and Nine Months Ended
    September 30, 2000 and 1999                                               11

Combined Statements of Cash Flows for the Nine Months Ended
    September 30, 2000 and 1999                                               12

Notes to Combined Financial Statements                                        13

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                               14

Combined Balance Sheets, September 30, 2000 and December 31, 1999             15

Combined Statements of Operations for the Three and Nine Months Ended
    September 30, 2000 and 1999                                               16

Combined Statements of Cash Flows for the Nine Months Ended
    September 30, 2000 and 1999                                               17

Notes to Combined Financial Statements                                        18

SALTON SEA ROYALTY LLC

Independent Accountants' Report                                               19

Balance Sheets, September 30, 2000 and December 31, 1999                      20

Statements of Operations for the Three and Nine Months Ended
    September 30, 2000 and 1999                                               21

Statements of Cash Flows for the Nine Months Ended
    September 30, 2000 and 1999                                               22

Notes to Financial Statements                                                 23

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                24


                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings                                            32
Item 2.          Changes in Securities                                        32
Item 3.          Defaults on Senior Securities                                32
Item 4.          Submission of Matters to a Vote of
                 Security Holders                                             32
Item 5.          Other Information                                            32
Item 6.          Exhibits and Reports on Form 8-K                             32

Signatures                                                                    33

Exhibit Index                                                                 34

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of September 30, 2000, and the related statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 21, 2000

                         SALTON SEA FUNDING CORPORATION

                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)

                                                                          September 30,               December 31,
                                                                              2000                        1999
                                                                           ___________                 __________
                                                                           (unaudited)
ASSETS
Cash                                                                     $      23,935             $       2,086
Prepaid expenses and other assets                                               14,091                     3,617
Due from affiliates                                                                ---                     2,118
Current portion of secured project notes from Guarantors                        14,350                    25,072
Total current assets                                                            52,376                    32,893

Secured project notes from Guarantors                                          532,078                   543,908
Investment in 1% of net assets of Guarantors                                     9,182                     8,847
                                                                         $     593,636             $     585,648
                                                                         =============             =============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                                                      $      13,873             $       3,607
Due to affiliates                                                               20,148                       ---
Current portion of long term debt                                               14,350                    25,072
Total current liabilities                                                       48,371                    28,679

Senior secured notes and bonds                                                 532,078                   543,908
    Total liabilities                                                          580,449                   572,587

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                                              ---                       ---
Additional paid-in capital                                                       5,366                     5,366
Retained earnings                                                                7,821                     7,695
    Total stockholder's equity                                                  13,187                    13,061
                                                                         $     593,636             $     585,648
                                                                         =============             =============

                     The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                      2000              1999             2000              1999
Revenues:

Interest income                                 $     10,702      $    11,625        $   32,421      $    35,736
Equity in earnings of Guarantors                         279              225               335              433

Total revenues                                        10,981           11,850            32,756           36,169
_________                                           ________          _______           _______

Expenses:

General and administrative expenses                      234              148               711              551
Interest expense                                      10,434           11,300            31,831           34,659
                                                   _________         ________           _______          _______
Total expenses                                        10,668           11,448            32,542           35,210
                                                   _________         ________           _______          _______
Income before income taxes                               313              402               214              959
Provision for income taxes                               129              164                88              392
                                                   _________         ________           _______          _______
Net income                                      $        184      $       238        $      126      $       567
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

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                          ________________________________
                                                              2000               1999
                                                          ___________      _______________
Cash flows from operating activities:
     Net income                                           $       126      $       567

     Adjustments to reconcile net income to net
         cash flows from operating activities:
     Equity in earnings of guarantors                            (335)            (433)
     Changes in assets and liabilities:
         Prepaid expenses and other assets                    (10,474)          (9,054)
         Accrued liabilities                                   10,266           11,105
     Net cash flows from operating activities                    (417)           2,185

Cash flows from investing activities:
     Principal repayments of secured project notes
       from Guarantors                                         22,552           28,918

     Net cash flows from investing activities                  22,552           28,918


Cash flows from financing activities:
     Increase in due from affiliates                           22,266           15,054
     Repayment of senior secured notes and bonds              (22,552)         (28,918)


     Net cash flows from financing activities                    (286)         (13,864)


Net change in cash                                             21,849           17,239
Cash at the beginning of period                                 2,086           17,629


Cash at the end of period                                 $    23,935      $    34,868
                                                          ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                              _____________________


1.  General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

The Funding Corporation was formed on June 20, 1995 for the sole purpose of acting as issuer of senior secured notes and bonds.

2.  Revolving Credit Agreement:

On July 21, 1995, Salton Sea Funding Corporation obtained a $15 million seven year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000, Salton Sea Funding Corporation borrowed $15 million under its revolving credit agreement. The loan was repaid in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of September 30, 2000, and the related combined statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 21, 2000

                              SALTON SEA GUARANTORS

                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                 September 30,      December 31,
                                                      2000              1999
                                                   __________        _________
                                                   (unaudited)
ASSETS
Accounts receivable                              $     22,231       $    11,537
Prepaid expenses and other assets                       9,162            11,695
Total current assets                                   31,393            23,232

Restricted cash                                         7,475            10,001
Property, plant, contracts and equipment, net         558,331           552,903
Excess of cost over fair value of net assets
   acquired, net                                       45,900            46,878
                                                 $    643,099       $   633,014
                                                 ============       ===========

LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                 $        322       $        33
Accrued liabilities                                    12,558             7,862
Current portion of long term debt                       9,169             9,737
Total current liabilities                              22,049            17,632

Due to affiliates                                      28,291            27,993
Senior secured project note                           275,558           284,217
    Total liabilities                                 325,898           329,842

Total Guarantors' equity                              317,201           303,172
                                                 $    643,099       $   633,014
                                                 ============       ===========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Three Months Ended                Nine Months Ended
                                                            September 30                     September 30
                                                    _________________________          _________________________
                                                       2000            1999             2000              1999
                                                    ________         ________          ________         ________
Revenues:

Sales of electricity                               $  32,375        $  27,043         $  59,873        $  64,861
Interest and other income                                119              425               332            1,868
                                                     _______          _______           _______          _______
     Total revenues                                   32,494           27,468            60,205           66,729
                                                     _______          _______           _______          _______
Expenses:

Operating, general and
   administration                                     11,288            7,655            23,852           21,190

Depreciation and amortization                          4,751            4,225            13,072           12,668
Interest expense                                       5,745            6,063            17,376           18,234
Less capitalized interest                             (1,988)          (2,489)           (8,124)          (6,140)
                                                     _______          _______           _______          _______
     Total expenses                                   19,796           15,454            46,176           45,952

                                                     _______          _______           _______          _______
Net income                                         $  12,698        $  12,014         $  14,029        $  20,777
                                                     =======          =======           =======          =======

                     The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                            2000             1999

Cash flows from operating activities:
Net income                                            $     14,029     $     20,777

Adjustments to reconcile net income to net
    cash flows from operating activities:
       Depreciation and amortization                        13,072           12,668

       Changes in assets and liabilities:
         Accounts receivable                               (10,694)          (2,369)
         Prepaid expenses and other assets                   2,533             (103)
         Accounts payable and accrued liabilities            4,985              185
Net cash flows from operating activities                    23,925           31,158

Cash flows from investing activities:
Capital expenditures                                       (17,522)         (59,410)
Decrease in restricted cash                                  2,526           51,048
Net cash flows from investing activities                   (14,996)          (8,362)


Cash flows from financing activities:
Increase (decrease) in due to affiliates                       298          (14,758)
Repayments of senior secured project note                   (9,227)          (8,038)

Net cash flows from financing activities                    (8,929)         (22,796)

Net change in cash                                             ---              ---
Cash at beginning of period                                    ---              ---

Cash at end of period                                 $        ---     $        ---
                                                      ============     ============


                     The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              ____________________

1.  General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

The combined financial statements include the accounts of the partnerships in which the Guarantors have a 100% interest.

2.  Related Party Transactions:

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

On June 9, 2000, Salton Sea Power, entered into an agreement to sell all available power from the Salton Sea Unit V project to EPME. Under the terms of the agreement commencing on July 1, 2000 and ending on September 30, 2000, EPME purchased up to 25 MW of available power for $53 per MWh, together with any premiums related to such power. EPME also marketed any available power which exceeded 25 MW on behalf of Salton Sea Power.

On September 29, 2000, Salton Sea Power entered into an agreement to sell all available power from the Salton Sea Unit V project to EPME. Under the terms of the agreement, commencing October 1, 2000 and ending September 30, 2001, EPME will purchase all available power and sell available power on behalf of Salton Sea Power, into the PX or California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of September 30, 2000, and the related combined statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Partnership Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 21, 2000

                             PARTNERSHIP GUARANTORS

                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                            September 30,            December 31,
                                                                                2000                     1999
                                                                              (unaudited)
ASSETS
Accounts receivable                                                       $       23,599            $     16,295
Prepaid expenses and other assets                                                 23,802                  18,959
Total current assets                                                              47,401                  35,254

Restricted cash                                                                    4,986                  60,454
Due from affiliates                                                               43,490                  75,274
Property, plant, contracts and equipment, net                                    629,951                 531,427
Management fee                                                                    70,917                  71,489
Excess of cost over fair value of net assets acquired, net                       125,321                 127,994
                                                                          $      922,066            $    901,892
                                                                           =============            ============
LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                          $        4,487            $      3,925
Accrued liabilities                                                               18,070                  13,534
Current portion of long term debt                                                  2,954                  10,562
Total current liabilities                                                         25,511                  28,021

Senior secured project notes                                                     249,696                 250,650
Deferred income taxes                                                            106,706                  98,907
Total liabilities                                                                381,913                 377,578

Guarantors' equity:
Common stock                                                                           3                       3
Additional paid-in capital                                                       387,663                 387,663
Retained earnings                                                                152,487                 136,648
Total Guarantors' equity                                                         540,153                 524,314
                                                                          $      922,066            $    901,892
                                                                          ==============            ============

                     The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                          September 30,                     September 30,
                                                      2000             1999             2000             1999
                                                   _________        _________         _________        _________
Revenues:

Sales of electricity                               $  35,063        $  35,940         $  65,080      $    82,192
Interest and other income                              1,783            1,467             2,884            5,941
                                                   _________        _________         _________      ___________
Total revenues                                        36,846           37,407            67,964           88,133
                                                   _________        _________         _________      ___________
Expenses:

Operating, general and
   administration                                     12,119           12,483            29,427           35,548
Depreciation and amortization                          4,966            6,241            14,459           18,721
Interest expense                                       4,984            5,483            15,124           16,818
Less capitalized interest                             (4,855)          (3,662)          (14,684)         (10,409)
                                                   _________        _________         _________      ___________

Total expenses                                        17,214           20,545            44,326           60,678
                                                   _________        _________         _________      ___________
Income before income taxes                            19,632           16,862            23,638           27,455
Provision for income taxes                             6,477            7,318             7,799           11,449
                                                   _________        _________         _________      ___________

Net income                                         $  13,155        $   9,544         $  15,839      $    16,006

                                                   =========        =========         =========      ===========


                     The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                    2000               1999
                                                 _________            _______
Cash flows from operating activities:
Net income                                        $  15,839         $  16,006
Adjustments to reconcile net income to net
    cash flows from operating activities:
       Depreciation and amortization                 14,459            18,721
       Deferred income taxes                          7,799            11,449
       Changes in assets and liabilities:
          Accounts receivable                        (7,304)            7,833
          Prepaid expenses and other assets          (4,843)            5,957
          Accounts payable and accrued
           liabilities                                5,098             1,307
                                                  _________         _________
Net cash flows from operating activities             31,048            61,273
                                                  _________         _________
Cash flows from investing activities:
Capital expenditures                               (108,201)          (84,837)
Decrease in restricted cash                          55,468            51,254
Management fee                                       (1,537)           (2,283)
                                                  _________         _________
Net cash flows from investing activities            (54,270)          (35,866)
                                                  _________         _________
Cash flows from financing activities:
Repayments of senior secured project notes           (8,562)          (16,182)
Decrease (increase) in due from affiliates           31,784            (9,225)
                                                  _________         _________
Net cash flows from financing activities             23,222           (25,407)
                                                  _________         _________
Net change in cash                                      ---               ---
Cash at beginning of period                             ---               ---
                                                  _________         _________
Cash at end of period                             $     ---         $     ---

                                                  =========         =========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              ____________________

1.  General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

The combined financial statements include the proportionate share of the accounts of the partnerships in which the Guarantors have an interest.

2.  Property:

The increase in property, plant, contracts and equipment is primarily due to the Zinc Recovery Project and Region II Brine Facility construction costs. The decrease in restricted cash is due to expenditures on these projects.

3.  Revenue:

The decrease in revenue was due to the expiration of the scheduled price period at Leathers at December 31, 1999.

4.  Related Party Transaction:

On September 29, 2000, CE Turbo LLC entered into an agreement to sell all available power from the CE Turbo project to El Paso Merchant Energy. Under the terms of the agreement, commencing October 1, 2000 and ending September 30, 2001, El Paso Merchant Energy will purchase all available power and sell available power on behalf of CE Turbo, into the PX or California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by El Paso Merchant Energy for the sale of such power, including renewable premiums.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of September 30, 2000, and the related statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

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

As discussed in Note 1 to the financial statements, Salton Sea Royalty LLC was converted to a limited liability company during 1999 and as such the statements of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 are not comparable due to the change in reporting entity which results in no tax expense in fiscal 2000.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 21, 2000

                             SALTON SEA ROYALTY LLC

                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)


                                                September 30,       December 31,
                                                    2000                1999
                                                 ___________        ___________
                                                 (unaudited)
ASSETS
Prepaid expenses and other assets              $         120      $          235
Total current assets                                     120                 235

Royalty stream, net                                   15,983              16,776
Excess of cost over fair value of net assets
        acquired, net                                 31,599              32,280
Due from affiliates                                   22,383              21,825
                                               $      70,085       $      71,116
                                               =============       =============


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                            $         223      $           82
Current portion of long term debt                      2,227               4,773
Total current liabilities                              2,450               4,855

Senior secured project note                            6,826               9,041
    Total liabilities                                  9,276              13,896

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding                 -                   -
Additional paid-in capital                             1,561               1,561
Retained earnings                                     59,248              55,659
Total equity                                          60,809              57,220
                                               $      70,085       $      71,116
                                               =============       =============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                      ________________________           ______________________
                                                       2000             1999               2000           1999
                                                      _______          _______           _______        _______
Revenues:
Royalty income                                    $    3,816       $    4,495        $    8,083       $   21,724

Expenses:
Operating, general and
     administrative expenses                           1,099            1,258             2,272            3,412
Amortization of royalty stream
   and goodwill                                          491            1,425             1,474            6,322
Interest expense                                         206              398               748            1,312
                                                  __________       __________        __________       __________
Total expenses                                         1,796            3,081             4,494           11,046
                                                  __________       __________        __________       __________

Income before income taxes                             2,020            1,414             3,589           10,678
Provision for income taxes                               ---              488               ---            4,165
                                                  __________       __________        __________       __________

Net income                                        $    2,020       $      926        $    3,589       $    6,513
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

                             SALTON SEA ROYALTY LLC

                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      __________________________
                                                                                         2000             1999
                                                                                      _________         ________
Cash flows from operating activities:
Net income                                                                            $   3,589        $   6,513
Adjustments to reconcile net income to net
    cash flows from operating activities:
       Amortization of royalty stream and goodwill                                        1,474            6,322
       Changes in assets and liabilities:
       Prepaid expenses and other assets                                                    115              209
       Accrued liabilities and deferred income taxes                                        141           (5,183)

Net cash flows from operating activities                                                  5,319            7,861


Net cash flows from financing activities:
Increase in due from affiliates                                                            (558)          (3,163)
Repayment of senior secured project note                                                 (4,761)          (4,698)
                                                                                      _________        _________
Net cash flows from financing activities                                                 (5,319)          (7,861)

Net change in cash                                                                          ---              ---
Cash at beginning of period                                                                 ---              ---
                                                                                      _________        _________
Cash at end of period                                                                 $     ---        $    ----
                                                                                      =========        =========

                     The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                          NOTES TO FINANCIAL STATEMENTS
                              ____________________

1.  General:

In the opinion of management of the Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The Company was converted to a limited liability company during 1999 and as such the statements of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 are not comparable due to the change in reporting entity which results in no tax expense in fiscal 2000. Income taxes are now the responsibility of the partners and the Company has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Company has no tax obligations.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 1999.

2.  Revenues:

The third quarter and year to date decreases were due primarily to a reduction in royalty income from Leathers due to lower revenues from the expiration of the scheduled price period on December 31, 1999. The year to date decrease was also due to a decrease in East Mesa royalty income related to a royalty settlement.

                         SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Salton Sea Funding Corporation's (the "Funding Corporation"), the Salton Sea Guarantors, the Partnership Guarantors and the Salton Sea Royalty LLC's (collectively, the "Guarantors") financial condition and results of operations during the periods included in the accompanying statements of operations.

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

Results of Operations:  (continued)

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was
5.6 cents per kWh during the nine months ended September 30, 2000. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expired April 4, 2000 for Salton Sea II and expired on February 13, 1999 for Salton Sea III, were levelized at a time period weighted average of 10.6 cents per kWh and
9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Currently, the monthly energy payments are at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

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

The Salton Sea Unit V Project will sell approximately one-third of its net output to a Zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operation in the fourth quarter of 2000. The remainder of the Salton Sea Unit V output will be sold through the California Power Exchange (the "PX") or in other market transactions. The PX was created to establish markets for the sale of power on a daily and hourly basis. Thus, PX prices are expected to have the characteristics of short term spot prices and to fluctuate from time to time in a manner that cannot be predicted with accuracy.

For the nine months ended September 30, 2000 and 1999, Edison's average Avoided Cost of Energy was 4.6 and 2.9 cents respectively per kWh. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year, and therefore cannot be predicted with accuracy.

                         SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Results of Operations:  (continued)

The following data includes the aggregate capacity and electricity production of Salton Sea Units I, II, III, IV and V:

                                                          Three Months Ended              Nine Months Ended
                                                              September 30,                 September 30,
                                                         _____________________          _____________________
                                                          2000            1999           2000            1999
                                                         _____           _____          _____          ______
Overall capacity factor                                  77.6%           96.4%          67.5%           91.2%
Capacity (NMW) (weighted average)                        168.4           119.4          138.5          119.4
kWh produced (in thousands)                            288,400         254,200        614,400         713,500

The overall capacity factor for the Salton Sea Projects decreased for the three and nine months ended September 30, 2000 compared to the same period in 1999 due to scheduled overhauls in 2000 which were more extensive compared to 1999, a lower capacity factor for Salton Sea Unit V related to start up activities.

The following data includes the aggregate capacity and electricity production of Vulcan, Del Ranch, Elmore and Leathers:

                                                          Three Months Ended              Nine Months Ended
                                                              September 30,                 September 30,
                                                         _____________________          _____________________
                                                          2000            1999           2000            1999
                                                         _____           _____          _____           _____
Overall capacity factor                                 103.7%          105.2%          95.5%          102.2%
Capacity (NMW) (weighted average)                        154.6           148.0          150.2           148.0
kWh produced (in thousands)                            353,900         343,600        943,100         991,000

The overall capacity factor for the Partnership Projects decreased for the three months ended September 30, 2000 compared to the same period in 1999 due to production and transmission line limitations. The overall capacity factor for the Partnership Projects decreased for the nine months ended September 30, 2000 compared to the same period in 1999 due to scheduled overhauls at all plants in the first quarter of 2000.

                         SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Results of Operations:  (continued)

Revenues:

The Salton Sea Guarantors' sales of electricity increased to $32,375 for the three months ended September 30, 2000 from $27,043 for the same period in 1999, a 19.7% increase. The increase was due to the addition of Salton Sea Unit V in July, 2000. For the nine months ended September 30, 2000, sales of electricity decreased to $59,873 from $64,861 in 1999, a 7.7% decrease. The decrease was primarily due to scheduled overhauls in 2000 which were more extensive compared to 1999 and the expiration of the fixed price periods at Salton Sea Unit II and III in April, 2000 and February, 1999, respectively partially offset by the addition of Salton Sea Unit V.

The Partnership Guarantors' sales of electricity decreased to $35,063 for the three months ended September 30, 2000 from $35,940 for the same period in 1999, a 2.4% decrease. For the nine month period ended September 30, 2000, sales of electricity decreased to $65,080 from $82,192 in 1999, a 20.8% decrease. These decreases were due to the expiration of the scheduled price period at Leathers on December 31, 1999 offset by increases resulting from higher avoided cost rates and the commencement of operations of CE Turbo in the third quarter of 2000.

The Royalty Guarantor revenue decreased to $3,816 for the three months ended September 30, 2000 from $4,495 for the same period last year. This decrease was due primarily to a reduction in royalty income from Leathers due to lower revenue. For the nine month period ended September 30, 2000, revenue decreased to $8,083 from $21,724 in 1999. This decrease was due primarily to a decrease in East Mesa royalty income related to a royalty settlement and, to a lesser extent, reduction in royalty income from Leathers due to lower revenue.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $11,288, for the three months ended September 30, 2000 from $7,655 for the same period in 1999. For the nine month period ended September 30, 2000, operating expenses increased to $23,852 from $21,190 in 1999. This increase was due to higher operating costs resulting from Salton Sea Unit V start up activities and higher brine disposal costs.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $12,119 for the three months ended September 30, 2000 from $12,483 for the same period in 1999. For the nine month period ended September 30, 2000, operating expenses decreased to $29,427 from $35,548 in 1999, a 17.2% decrease. These decreases were primarily due to a reduction in royalty expenses due to the lower revenues.

The Royalty Guarantors' operating expenses decreased to $1,099 for the three months ended September 30, 2000 from $1,258 for the same period in 1999, a 12.6% decrease. For the nine month period ended September 30, 2000, operating expenses decreased to $2,272 from $3,412 in 1999, a 33.4% decrease. These decreases were due to lower royalty costs due to the end of the scheduled price period at Leathers.

                         SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Results of Operations:  (continued)

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $4,751 for the three months ended September 30, 2000 from $4,225 for the same period of 1999, a 12.4% increase. For the nine month period ended September 30, 2000, depreciation and amortization increased to $13,072 from $12,668 in 1999. The increases were due to the commencement of operations of Salton Sea Unit V in the third quarter of 2000.

The Partnership Guarantors' depreciation and amortization decreased to $4,966 for the three months ended September 30, 2000 from $6,241 for the same period in 1999. For the nine month period ended September 30, 2000, depreciation and amortization decreased to $14,459 from $18,721 in 1999. The decreases were due primarily to lower step up depreciation and amortization after the end of the scheduled price period at Leathers.

The Royalty Guarantors' amortization was $491 for the three months ended September 30, 2000 compared to $1,425 for the same period of 1999. For the nine month period ended September 30, 2000, amortization was $1,474 compared to $6,322 in 1999. The decreases were due to lower amortization after the end of the scheduled price period at the partnership plants.

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $3,757 for the three months ended September 30, 2000 from $3,574 for the same period in 1999, a 5.1% increase. The increase was due to lower capitalized interest on completed construction projects offset by reduced indebtedness. For the nine month period ended September 30, 2000, interest expense, net of capitalized amounts, decreased to $9,252 from $12,094 in 1999. The decrease was due to reduced indebtedness and higher capitalized interest on construction projects.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $129 for the three months ended September 30, 2000 from $1,821 for the same period in 1999. For the nine month period ended September 30, 2000, interest expense, net of capitalized amounts, decreased to $440 from $6,409. The decreases were primarily due to reduced indebtedness and higher capitalized interest on construction projects.

The Royalty Guarantors' interest expense decreased to $206 for the three months ended September 30, 2000 from $398 from the same period in 1999. For the nine month period ended September 30, 2000, interest expense decreased to $748 from $1,312 in 1999. The decreases were due to reduced indebtedness. Income Tax
Provision:

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

Results of Operations:  (continued)

The Partnership Guarantors income tax provision decreased to $6,477 for the three months ended September 30, 2000 from $7,318 for the same period in 1999, an 11.5% decrease. For the nine month period ended September 30, 2000, the provision for income taxes decreased to $7,799 from $11,449 in 1999. The decreases were primarily due to a lower pre-tax income and the generation of energy tax credits. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor's income tax provision was $0 for the three months ended September 30, 2000 compared to $488 for the same period in 1999. For the nine month period ended September 30, 2000, the income tax provision was $0 compared to $4,165 in 1999. The decrease in the provision is due to the change in the Royalty Guarantor from a corporation to a limited liability company which is not taxed. Income taxes are the responsibility of the partners and Royalty Guarantor has no obligation to provide funds to the partners for payment or any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

Net Income:

The Salton Sea Funding Corporation's net income for the three months ended September 30, 2000 decreased to $184 compared from $238 for the same period in 1999. For the nine month period ended September 30, 2000, net income was $126 compared to net income of $567 in 1999. The net income primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' net income increased to $12,698 for the three months ended September 30, 2000 compared to $12,014 for the same period of 1999. For the nine month period ended September 30, 2000, net income decreased to $14,029 compared to $20,777 in 1999.

The Partnership Guarantors' net income increased to $13,155 for the three months ended September 30, 2000 compared to $9,544 for the same period of 1999. For the nine month period ended September 30, 2000, net income decreased to $15,839 from $16,006 in 1999.

The Royalty Guarantors' net income was $2,020 for the three months ended September 30, 2000 compared to a net income of $926 for the same period of 1999. For the nine month period ended September 30, 2000, net income decreased to $3,589 from $6,513 in 1999.

Liquidity and Capital Resources:

On July 21, 1995, Salton Sea Funding Corporation obtained a $15 million seven year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000, Salton Sea Funding Corporation borrowed $15 million under its revolving credit agreement. The loan was repaid in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000.

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

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Four facilities have been installed near Imperial Valley Project sites to extract a zinc chloride solution from the brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is expected to commence commercial operation by the end of 2000 or early 2001. In September 1999, Minerals LLC entered into a sales agreement whereby certain grades of zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. at market value plus a premium. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Total project costs of the Zinc Recovery Project are expected to be approximately $200,900, which is being funded by $140,500 of debt and $60,400 from equity contributions. The Company has incurred $172,200 of such costs through September 30, 2000.

Salton Sea Power LLC, a Salton Sea Guarantor, has constructed Salton Sea V which is now in operation. Salton Sea V is a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project when the Zinc Project is completed. The remainder is being sold through the California Power Exchange ("PX") or in other market transactions.

CE Turbo LLC, a Partnership Guarantor, completed construction and began operation of the CE Turbo Project. The CE Turbo Project has a capacity of 10 net MW. The net output of the CE Turbo Project is being sold to the Zinc facility or sold through the PX or in other market transactions.

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

Liquidity and Capital Resources: (continued)

The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than Unit 5 revenue and interest earned on funds on deposit. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than CE Turbo and Zinc revenue and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease agreements with the Partnership Projects. These payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

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


                                SALTON SEA FUNDING CORPORATION


Date:  August 11, 2000          /s/    Joseph M. Lillo
                                       Joseph M. Lillo
                                       Vice President and
                                       Controller

                                  EXHIBIT INDEX

Exhibit                                                     Page
  No.                                                        No.

  27             Financial Data Schedule                     36