Form 10-K
period 2000-12-31
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC; SALTON SEA ROYALTY CO; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P
filed 2001-04-02
CIK 949149, 949256, 949258, 949260, 949262, 949462, 1017939, 1017941, 1017943, 1017945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

             For the fiscal year ended December 31, 2000 Commission
                                File No. 33-95538

                         SALTON SEA FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                     47-0790493
                  --------                                     ----------
                 (State of                                    (IRS Employer
               Incorporation)                               Identification No.)

    Salton Sea Brine Processing L.P.     California             33-0601721
    Salton Sea Power Generation L.P.     California             33-0567411
    Fish Lake Power LLC                  Delaware               33-0453364
    Vulcan Power Company                 Nevada                 95-3992087
    CalEnergy Operating Corporation      Delaware               33-0268085
    Salton Sea Royalty LLC               Delaware               47-0790492
    VPC Geothermal LLC                   Delaware               91-1244270
    San Felipe Energy Company            California             33-0315787
    Conejo Energy Company                California             33-0268500
    Niguel Energy Company                California             33-0268502
    Vulcan/BN Geothermal Power Company   Nevada                 33-3992087
    Leathers, L.P.                       California             33-0305342
    Del Ranch, L.P.                      California             33-0278290
    Elmore, L.P.                         California             33-0278294
    Salton Sea Power L.L.C.              Delaware               47-0810713
    CalEnergy Minerals LLC               Delaware               47-0810718
    CE Turbo LLC                         Delaware               47-0812159
    CE Salton Sea Inc.                   Delaware               47-0810711
    Salton Sea Minerals Corp.            Delaware               47-0811261

                302 S. 36th Street, Suite 400-A, Omaha, NE 68131
        ---------------------------------------------------------------
(Address of principal executive offices and Zip Code of Salton Sea Funding Corporation)

Salton Sea Funding  Corporation's  telephone number,  including area code:
                                                        (402)341-4500
                                                        --------------

         Securities registered pursuant to Section 12(b) of the Act: N/A Securities registered pursuant to Section 12(g) of the Act: N/A

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes    X                  No
                              ----------               ----------

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
       100 shares of Common Stock were outstanding on December 31, 2000.

                    Documents incorporated by reference: N/A

                                TABLE OF CONTENTS

Part I    .....................................................................1
         Item 1.  Business.....................................................1
         The Projects..........................................................2
                  Salton Sea Projects..........................................3
                  Partnership Projects.........................................3
                  Zinc Recovery Project........................................3
                  Royalties and Royalty Projects...............................4
         Terms of the Securities...............................................4
         Securities............................................................4
         Structure of and Collateral for the Securities........................5
                  Payment of Interest and Principal............................6
                  Priority of Payments.........................................8
                  Debt Service Reserve Fund....................................9
                  Optional Redemption..........................................9
                  Mandatory Redemption.........................................9
                  Distributions................................................9
                  Incurrence of Additional Debt...............................10
                  Principal Covenants.........................................11
                  Equity Commitment...........................................11
                  The Project Notes...........................................11
                  Principal Credit Agreement Covenants........................11
                  Considerations Regarding Limitation on Remedies.............11
                  Power Price and Sales Uncertainty...........................12
                  Reliance on Single Utility Customer.........................12
                  Zinc Price and Sales Uncertainty............................14
                  Construction Uncertainty....................................14
                  Uncertainties Relating to Exploration and Development of
                        Geothermal Energy Resources...........................14
         Insurance............................................................14
         Regulatory and Environmental Matters.................................15
         Employees............................................................15
         Item 2.  Properties..................................................16
         Item 3.  Legal Proceedings...........................................16
         Item 4.  Submission of Matters to a Vote of Security Holders.........16

Part II  .....................................................................17
         Item 5.   Market for Registrant's Common Equity and Related
                        Stockholder's Matters.................................17
         Item 6.  Selected Financial Data.....................................17
                  Salton Sea Funding Corporation..............................17
                  Salton Sea Guarantors.......................................17
                  Partnership Guarantors......................................18
                  Royalty Guarantor...........................................18
         Item 7.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................18
                  Factors Affecting Results of Operations.....................18
                  Power Purchase Agreements...................................19
                  Capacity Utilizations.......................................20
                  Results of Operations for the Years Ended December 31,
                        1999, 1998 and 1997...................................21
         Item 7A. Qualitative and Quantitative Disclosures About Market Risk..26
                      Interest Rate Risk......................................26
         Item 8.   Financial Statements and Supplementary Data................27
         Item 9.   Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure...................76

Part III .....................................................................77
         Item 10.    Directors and Executive Officers of the Registrant.......77
         Item 11.   Executive Compensation....................................79
         Item 12.   Security Ownership of Certain Beneficial Owners and
                        Management............................................79
         Item 13.   Certain Relationships and Related Transactions............79

Part IV  .....................................................................81
         Item 14.   Exhibits, Financial Statements Schedule and Reports on
                        Form 8-K..............................................81

Signatures....................................................................82

PART I

Item 1.  Business

     Salton Sea Funding Corporation ("Funding Corporation") is a special purpose Delaware corporation, an indirect wholly-owned subsidiary of CE Generation, LLC ("CE Generation"), formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of the Guarantors (as defined below). The principal executive office of the Funding Corporation is located at 302 South 36th Street, Suite 400-A, Omaha, Nebraska 68131 and its telephone number is (402) 341-4500.

     CE Generation owns all of the capital stock of Magma Power Company ("Magma") which in turn owns all of the outstanding capital stock of Funding Corporation. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States utilizing geothermal and natural gas resources. CE Generation has an aggregate net ownership interest of 756 MW of electrical generating capacity in power plants in operation in the United States, which have an aggregate net capacity of 816 MW (including its interests in the Salton Sea Projects and the Partnership Projects as defined below).

     All of the outstanding stock of Magma was contributed by MidAmerican Energy Holdings Company ("MidAmerican") to CE Generation in February 1999. In March 1999, MidAmerican sold a 50% interest in CE Generation to El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy Holding Company on December 31, 2000, an affiliate of El Paso Corporation ("El Paso").

     Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors, except for CalEnergy Minerals LLC ("Minerals LLC") and Salton Sea Minerals Corp., which are owned by MidAmerican. The Guarantors are comprised of the Salton Sea Guarantors, the Partnership Guarantors and the Royalty Guarantor.

     The Salton Sea Guarantors include Salton Sea Brine Processing L.P. ("SSBP"), Salton Sea Power Generation L.P. ("SSPG") Salton Sea Power L.L.C. ("Power LLC") and Fish Lake Power LLC ("Fish Lake") (collectively, the "Salton Sea Guarantors"), which own five operating geothermal power plants located in Imperial Valley, California known as Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V (such projects known as the "Salton Sea Projects").

     The Partnership Guarantors include the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch,
L.P. ("Del Ranch") and CE Turbo LLC ("Turbo LLC"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and CE Turbo Project, respectively (together with the Zinc Recovery Project, the "Partnership Projects"). The Partnership Guarantors also include CalEnergy Minerals LLC ("Minerals LLC"), which is constructing a zinc recovery project in the Imperial Valley, California. Finally, the Partnership Guarantors include CalEnergy Operating Corporation ("CEOC"), Vulcan Power Company ("VPC"), San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG"), Salton Sea Minerals Corp. and CE Salton Sea Inc. VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corporation owns 100% of CalEnergy Minerals LLC. CE Salton Sea Inc. owns Power LLC and Turbo LLC.

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

     Salton Sea Royalty LLC ("SSRC" or the "Royalty Guarantor") is the Royalty Guarantor. SSRC received an assignment of certain fees and royalties ("Royalties") paid by three Partnership Projects, Elmore, Leathers and Del Ranch.

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

The Projects

     Set forth below is a table describing certain characteristics of the Salton Sea Projects and the Partnership Projects, and the Guarantors' collective interests therein. All the projects are located in the Imperial Valley, California. The Salton Sea I-IV, Elmore, Leathers, Del Ranch and Vulcan projects each contract to sell power to Southern California Edison Company ("Edison").

                                                 DATE OF                                                                CONTRACT
  PROJECT                  FACILITY             COMMERICAL         CONTRACT      CONTRACT           POWER
                           CAPACITY(1)(2)       OPERATION          EXPIRATION      TYPE           PURCHASERS

Salton Sea Projects
Salton Sea I                 10.0               7/1987              6/2017      Negotiated          Edison
Salton Sea II                20.0               4/1990              4/2020             SO4          Edison
Salton Sea III               49.8               2/1989             2/29/19             SO4          Edison
Salton Sea IV                39.6               6/1996              5/2026      Negotiated          Edison
Salton Sea V                 49.0               6/2000                 N/A             N/A     Energy Markets/
                                                                                               Zinc Recovery Project
Subtotal                    168.4
                            -----

Partnership Projects
Vulcan                       34.0               2/1986              2/2016             SO4          Edison
Elmore                       38.0               1/1989             12/2018             SO4          Edison
Leathers                     38.0               1/1990             12/2019             SO4          Edison
Del Ranch                    38.0               1/1989             12/2018             SO4          Edison
CE Turbo                     10.0               8/2000                 N/A             N/A       Energy Markets/
Subtotal                    158.0                                                              Zinc Recovery Project
                            -----
Total Power Projects        326.4
                            ======

Zinc Recovery
Project                    30,000                 2001                 N/A             N/A             N/A
                           ======

(1) Power capacity varies with operating and reservoir conditions.
(2) Facility Capacities are measured in MW; zinc recovery project capacity is measured in estimated tons per year production.

Salton Sea Projects

    The Salton Sea Guarantors collectively own the five operating Salton Sea Projects with an aggregate net generating capacity of approximately 168.4 MW. Four of the operating Salton Sea Projects have executed long term power purchase agreements, providing for the sale of capacity and energy to Edison.

    The Salton Sea II and Salton Sea III power contracts provide for fixed price capacity payments for the life of the contract, and fixed price energy payments for the first 10 years. The fixed price energy periods expired on February 13, 1999 for Salton Sea III and on April 4, 2000 for Salton Sea II. Thereafter, the energy payments paid by Edison are based on Edison's then-current, published short-run avoided cost of energy.

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

    Salton Sea Unit V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to the Zinc Recovery Project (defined below) which is is expected to commence operations in mid-2001. The remainder of the Salton Sea Unit V output in 2000 was sold through other market transactions.

    Salton Sea I through V Projects operated at a combined facility capacity factor of 94.2% in 1998, 91.9% in 1999 and 76.1% in 2000. The decrease in 2000 is due to the extended overhauls that took place in 2000.

Partnership Projects

    All of the Partnership Projects, except the CE Turbo Project and the Zinc Recovery Project, have executed Standard Agreements (called "SO4 Agreements") for the sale of capacity and energy to Edison which contracts provide for fixed price capacity payments for the life of the contract and fixed price energy payments for the first 10 years. The fixed price energy periods for the Vulcan Project, the Del Ranch Project, the Elmore Project and the Leathers Project expired on February 9, 1996, December 31, 1998, December 31, 1998 and December 31, 1999, respectively. Thereafter, the energy payments paid by Edison are based on Edison's avoided cost of energy.

         The Turbo Project, which commenced commercial operation in the third quarter of 2000, sold its output through other market transactions. The Turbo Project may sell its output to the Zinc Recovery Project (defined below), which is expected to commence operations in mid-2001.

         On January 17, 2001, Salton Sea Power and CE Turbo entered into an agreement to sell available power from Salton Sea Unit V and CE Turbo to El Paso Merchant Energy, L.P. ("EPME"). Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME will purchase all available power from Salton Sea Unit V and CE Turbo based on day ahead price quotes received from EPME.

         The Partnership Projects operated at a combined facility capacity factor of 101.3% in 1998, 103.4% in 1999, and 98.8% in 2000.

Zinc Recovery Project

     Minerals LLC, one of the Partnership Guarantors, is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Salton Sea & Partnership Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 tons per year and is scheduled to commence commercial operations in mid-2001. In September 1999, Minerals LLC entered into a sales agreement whereby all high grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

                                             ROYALTIES TO BE PAID TO                 ROYALTIES TO BE PAID TO
                                                ROYALTY GUARANTOR                     PARTNERSHIP GUARANTORS

PROJECT                 FACILITY        % ENERGY            % CAPACITY           % ENERGY         % CAPACITY
                        CAPACITY         REVENUES            REVENUES             REVENUES          REVENUES
                          (MW)
Del Ranch                  38              23.33                 1.00                5.67              3.00
Elmore                     38              23.33                 1.00                5.67              3.00
Leathers                   38              21.50                 0.00                7.50              3.00
Vulcan                     34               0.00                 0.00                4.17              0.00
                         ----
    Total                 148
                          ---

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

     The Funding Corporation has completed the following issuances and exchanges of securities (together, the "Securities"):

     * On July 21, 1995, the Funding Corporation issued (1) $232,750,000 of 6.69% Senior Secured Series A Notes Due 2000 (the "Series A Securities"), (2) $133,000,000 of 7.37% Senior Secured Series B Bonds Due 2005 (the "Series B Securities") and (3) $109,250,000 of 7.84% Senior Secured Series C Bonds Due 2010 (the "Series C Securities"). The Series A Securities were repaid in full on May 30, 2000.

     * On June 20, 1996, the Funding Corporation issued (1) $70,000,000 of our 7.02% Senior Secured Series D Bonds Due 2000 (the "Series D Securities") and (2) $65,000,000 of our 8.30% Senior Secured Series E Bonds Due 2011 (the "Series E Securities"). The Series D Securities were repaid in full on May 30, 2000.

     * On October 13, 1998, the Funding Corporation issued $285,000,000 of our 7.475% Senior Secured Series F Bonds Due 2018 (the "Series F Securities").

    The Securities have received ratings of "Caa2" by Moody's Investors Service, Inc. ("Moody's") and "BBB-" by Standard & Poor's Ratings Group ("S&P"). The Securities will be equivalent in right of payment and in the right to share in the collateral. On December 31, 2000, the aggregate principal amount of all Securities outstanding was $544 million.

     The net proceeds received by the Funding Corporation from the issuance of the Securities in the three separate offerings (after deduction of certain transaction costs) were approximately $884 million and were loaned to the Guarantors in return for the issuance of certain notes (the "Project Notes"), and were used for the following purposes: (a) approximately $253 million to repay certain non-recourse indebtedness of MidAmerican incurred in connection with the Magma Acquisition; (b) approximately $102 million to refinance existing indebtedness of the Salton Sea Projects; (c) approximately $115 million to finance the Salton Sea IV Expansion, (d) approximately $96 million to refinance all of the existing project-level indebtedness under credit agreements of the Partnership Project Companies; (e) approximately $15 million to fund the Capital Expenditure Fund to be used for certain capital improvements to the Partnership Projects and the Salton Sea Projects, (f) approximately $23 million to fund a portion of the purchase price payable by the Initial Partnership Guarantors for the Acquired Partnership Companies, and (g) approximately $280 million to fund in part construction of the Zinc Recovery Project, CE Turbo Project and Salton Sea V Project, as well as associated capital improvements and finance costs.

     There is no existing trading market for the Securities and there can be no assurance regarding the future development of such a market for the Securities or the ability of holders of the Securities to sell their Securities or the price at which such holders may be able to sell their Securities. If such a market were to develop, future trading prices will depend on many factors, including, among other things, prevailing interest rates, the operating results of the Funding Corporation and the Guarantors, and the market for similar securities. The Funding Corporation does not intend to apply for listing or quotation of the Securities on any securities exchange or stock market.

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

     The Funding Corporation is a special purpose finance subsidiary of Magma. Its ability to make payments on the Securities will be entirely dependent on the Guarantors' performance of their obligations under the Project Notes and the Guarantees. As is common in non-recourse, project finance structures, the assets and cash flows of the Guarantors are the sole source of repayment of the Project Notes and the Guarantees. The Salton Sea Guarantors conduct no other business and own no other significant assets except those related to the ownership or operation of the Salton Sea Projects. The Partnership Guarantors conduct no business other than owning their respective ownership interests in the Partnership Projects and providing operation, maintenance, administrative and technical services for Magma, the Salton Sea Projects and the Partnership Projects. The Royalty Guarantor has been organized solely to receive royalty payments owed by the Partnership Projects and conducts no other business and owns no other assets. In the event of a default by any Guarantor under a Project Note, Credit Agreement or Guarantee, there is no assurance that the exercise of remedies under such Project Note, Credit Agreement or Guarantee, including foreclosure on the assets of such Guarantor, would provide sufficient funds to pay such Guarantor's obligation under the Project Notes and the Guarantees. Moreover, unless such default causes a payment default under the Indenture (in which case remedies may be exercised against the defaulting Guarantor's and the Salton Sea Guarantors' assets), remedies may be exercised only against the assets of the defaulting Guarantors. No shareholders, partners or affiliates of the Funding Corporation (other than the Guarantors) and no directors, officers or employees of the Funding Corporation or the Guarantors will guarantee or be in any way liable for the payment of the Securities, the Project Notes or the Guarantees except the guarantee by MidAmerican for the direct and indirect owners of the Zinc Recovery Project of a specified portion of the scheduled debt service on the Series F Securities including the current principal amount of approximately $140.5 million and associated interest. In addition, the obligations of the Partnership Guarantors and the Royalty Guarantor under the Guarantees are limited to the available cash flows of such Guarantors. As a result, payment of amounts owed pursuant to the Project Notes, the Guarantees and the Securities is dependent upon the availability of sufficient revenues and royalty payments from the Guarantors' businesses or holdings, after the payment of operating expenses and the satisfaction of certain other obligations.

Payment of Interest and Principal

    The interest payment dates for the Securities are May 30 and November 30.

    The remaining balance of the $133,000,000 initial principal amount of the 7.37% Series B Securities due May 30, 2005 is payable in semiannual installments as follows:

    PAYMENT DATE                                    PERCENTAGE OF  INITIAL
                                                       PRINCIPAL AMOUNT
                                                    PAYABLE

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

     The remaining balance of the $65,000,000 initial principal amount of the 8.30% Series E Securities due May 30, 2011 is payable in semiannual installments as follows:

    PAYMENT DATE                                   PERCENTAGE OF  INITIAL
                                                      PRINCIPAL AMOUNT
                                                           PAYABLE

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

Equity Commitment

    Pursuant to the Equity Commitment Agreement executed by CE Generation in favor of the Guarantors and the Collateral Agent, CE Generation agreed to contribute cash equity to the Guarantors in an amount of up to $122,513,000 to fund a portion of the budgeted costs for construction of the New Projects and Additional Capital Improvements.

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

Power Price and Sales Uncertainty

    The Power Purchase Agreements pursuant to which each of the Vulcan, Del Ranch, Elmore, Leathers, Salton Sea II and Salton Sea III Projects sell electricity to Edison are SO4 Agreements. These agreements provide for both capacity payments and energy payments for a term of 30 years. While the basis for the capacity payment is fixed for the entire 30-year term, the price of energy payments is fixed only for the first ten years of the term. The fixed price periods expired in February 1996 for Vulcan, in December 1998 for Del Ranch and Elmore, in February 1999 for Salton Sea III, in December 1999 for Leathers and in April 2000 for Salton Sea II. Thereafter, the required energy payment converted to Edison's avoided cost of energy, as determined by a methodology approved by, and subject to change by, the California Public Utility Commission.

    For the year ended December 2000 and 1999, Edison's average avoided cost of energy was 5.8 cents and 3.1 cents per kWh, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Funding Corporation and the Guarantors cannot predict the likely level of avoided cost of energy prices under these agreements.

    Although approximately one-third of the net electrical output of Salton Sea V is expected to be sold for use by the Zinc Recovery Project, neither Salton Sea V nor the CE Turbo Project currently has any power sales agreements for any significant portion of the capacity of such Projects. The strategy for Salton Sea V and the CE Turbo Project is to sell output not needed by the Zinc Recovery Project in short term transactions through established energy markets or in such other transactions from time to time as may be found to be more advantageous than those conducted through established energy markets. Energy prices are expected to have the characteristics of short term spot prices and to fluctuate from time to time in a manner that cannot be predicted with accuracy and is not within the control of the Funding Corporation, the Guarantors or any other person.

Reliance on Single Utility Customer

    Each of the Vulcan, Del Ranch, Elmore, Leathers and Salton Sea I-IV Projects relies on an agreement with Edison to generate 100% of its operating revenues. The payments under these agreements have constituted 100% of the operating revenues of each Project since its inception, and may do so for the life of the Securities. Any material failure of Edison to fulfill its contractual obligations under the Power Purchase Agreements could have a material adverse effect on the ability of the Funding Corporation to pay principal of and interest on the Securities.

    Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

    The Funding Corporation is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

     o The Federal Energy Regulatory Commission ("FERC") has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California known as the California Power Exchange in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

     o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retail customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

     o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC ordered Edison to pay the QFs on a go forward basis within 15 days of the invoice and purportedly modified the calculation of Short Run Avoided Cost.

     o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its undercollection of revenues.

    The Funding Corporation can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

    Edison has failed to pay approximately $76 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

    On February 21, 2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Guarantors to suspend deliveries of power to Edison and to permit the Guarantors to sell such power to other purchasers in California.

    On March 22, 2001, the Superior Court granted Guarantors' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, Guarantors have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) Guarantors are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Guarantors intend to vigorously pursue their other remedies in this action in light of Edison's continuing non-payment.

    The Funding Corporation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

    As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Securities to BBB- and has placed the Securities on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets.

Zinc Price and Sales Uncertainty

     In September 1999, Minerals LLC entered into a sales agreement whereby all high grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

Construction Uncertainty

    Although several of the power projects have been operating for a number of years, the Zinc Recovery Project is currently in construction pursuant to fixed price, date certain turnkey engineering, procurement and construction contract and is subject to customary risks associated with the construction of metals processing plants including risks of delays in completion, cost overruns and failures to perform in accordance with contract terms. In addition, while each of the individual process steps to be utilized in the Zinc Recovery Project (including ion exchange, solvent extraction and electrowinning) has been in operation for more than twenty years and the demonstration plant at the SSKGRA has successfully recovered zinc through this integrated process, the integrated process for the production of zinc from geothermal brine has not been attempted in a large scale commercial facility. Any material unremedied delay in or unsatisfactory completion of the Zinc Recovery Project could have an adverse effect on the applicable Guarantors' results of operations.

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

Employees

    Employees necessary for the operation of the Salton Sea Projects and the Partnership Projects are provided by CEOC, under the operation and maintenance agreements described below. As of December 31, 2000, CEOC employed 201 people at the Salton Sea Projects and the Partnership Projects, collectively. CEOC employees are not covered by any collective bargaining agreement. The Funding Corporation believes that CEOC's employee relations are good.

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

Item 3.  Legal Proceedings

    The Funding Corporation is not a party to any material legal proceedings. However, the Guarantors have filed a lawsuit seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. See page 16.

Item 4.          Submission of Matters to a Vote of Security Holders.

    Not applicable.

                                     Part II

 Item 5. Market for Registrant's Common Equity and Related Stockholder's Matters

    Not applicable.

Item 6.  Selected Financial Data

Salton Sea Funding Corporation

    The following tables set forth selected historical financial and operating data of the Funding Corporation. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                                             Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                          2000           1999        1998(1)          1997            1996 (2)
-------------------------------------------------------------------------------------------------------------------------------

Total revenues                           $43,718        $48,538      $39,329          $40,674         $40,567
Net income                                   174          1,123        1,783            1,461           1,821

Total assets                            $565,375       $585,648     $659,337         $474,289        $575,989
Senior secured notes and bonds           543,908        568,980      626,816          448,754         538,982
Total liabilities                        552,140        572,587      647,399          464,134         567,295
Total stockholder's equity                13,235         13,061       11,938           10,155           8,694

(1) On October 13, 1998 Funding Corporation issued additional securities of $285 million of Salton Sea Notes and Bonds Series F. (2) On June 20, 1996 Funding Corporation issued additional securities of $135 million of Salton Sea Notes and Bonds Series D and E.

Salton Sea Guarantors

  The following tables set forth selected historical combined financial and operating data of the Salton Sea Guarantors. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                                            Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                         2000(1)        1999           1998             1997       1996(2)
--------------------------------------------------------------------------------------------------------------------------------
Sales of electricity                  $  98,057      $  81,850     $  106,274      $  106,252     $ 90,982
Total revenues                           98,410         83,718        107,091         106,425       91,123
Net income                               28,323         23,045         45,939          42,816       35,031

Total assets                            645,263        633,014        628,515         556,353      565,934
Senior secured project note             284,217        293,954        310,030         266,208      299,840
Total liabilities                       313,768        329,842        348,388         322,165      374,562

(1)  Salton Sea V commenced operations in the third quarter of 2000.
(2)   In June 1996, Salton Sea IV commenced operations.

Partnership Guarantors

  The following tables set forth selected historical combined financial and operating data of the Partnership Guarantors. The data should be read in conjunction with the financial statements and related notes, and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                                           Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                        2000(1)       1999         1998         1997       1996(2)
------------------------------------------------------------------------------------------------------------------------
Sales of electricity                   $103,250     $105,921     $165,779     $158,125     $132,212
Total revenues                          108,184      114,988      172,565      162,315      140,226
Net income                               27,180       25,481       37,134       33,637       25,759

Total assets                            921,701      901,892      907,819      736,783      742,183
Senior secured project note             250,650      261,212      293,576      143,610      182,204
Total liabilities                       370,207      377,578      408,986      275,084      314,121

(1)  Turbo commenced operations in the third quarter of 2000.
(2) On April 17, 1996 the remaining 50% interest of the Partnership Projects was acquired from Edison Mission Energy.

Royalty Guarantor

     The following tables set forth selected historical financial and operating data of the Royalty Guarantor. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                                         Year Ended December 31,
------------------------------------------------------------------------------------------------------------
                                         2000         1999        1998 (1)      1997          1996
------------------------------------------------------------------------------------------------------------
Total revenues                          $14,130      $26,274       $51,703     $32,231      $30,143
Net income                                7,352       19,222        19,497       8,661        4,769

Total assets                             73,670       71,116        77,432      86,009       91,073
Senior secured project note               9,041       13,814        23,210      38,934       56,936
Total liabilities                         9,098       13,896        39,434      67,508       81,233

(1) In 1998, the Royalty Guarantor received $25 million in a settlement related to the Geo East Mesa payments.

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

Power Purchase Agreements

     The Imperial Valley Projects consists of the Partnership Projects and the Salton Sea Projects located in the Imperial Valley in California. The
Partnership Projects consists of the Vulcan, Del Ranch, Turbo, Elmore, and Leathers Projects. The Salton Sea Projects consists of Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V.

     Each of the Projects, except for Turbo and Salton Sea V, sells electricity to Edison pursuant to a separate SO4 Agreement or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and performance requirements specified within one such agreement apply only to the Project which is subject to that agreement. The power purchase agreements provide for energy payments, capacity payments and capacity bonus payments. Edison makes fixed annual capacity payments and capacity bonus payments to the projects to the extent that capacity factors exceed certain benchmarks. The price for capacity is fixed for the life of the SO4 Agreements and are significantly higher in the months of June through September. Energy payments are at increasing fixed rates for the first ten years after firm operation and thereafter at a rate which is based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy").

     The fixed energy price periods of the Partnership Projects' SO4 Agreements extended until February 1996 for the Vulcan Partnership, December 1998 for the Del Ranch and Elmore Partnerships and December 1999 for the Leathers Partnership.

     For 2000, the Partnership Projects are receiving Edison's Avoided Cost of Energy pursuant to their respective SO4 Agreement.

     Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.7 cents per kWh during 2000. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1.1 million per annum.

     Salton Sea II and Salton Sea III sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expired in April 2000 for Salton Sea II and expired in February 1999 for Salton Sea III are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments are at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3.3 million and $9.7 million, respectively.

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

    Salton Sea Unit V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001. The remainder of the Salton Sea Unit V output in 2000 was sold through other market transactions.

    The Turbo Project, which commenced commercial operation in the third quarter of 2000, sold its output through other market transactions. The Turbo Project may sell its output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001.

    On January 17, 2001, Salton Sea Power and CE Turbo entered into an agreement to sell available power from Salton Sea Unit V and CE Turbo to El Paso Merchant Energy, L.P. ("EPME"). Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME will purchase all available power from Salton Sea Unit V and CE Turbo based on day ahead price quotes received from EPME.

     For the year ended December 31, 2000 and 1999, Edison's average Avoided Cost of Energy was 5.8 cents and 3.1 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements.

Capacity Utilizations

     For purposes of consistency in financial presentation, plant capacity factors for Vulcan, Del Ranch, Turbo, Elmore and Leathers plants are based on capacity amounts of 34, 38, 10, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV, and Salton Sea V plants, are based on nominal capacity amounts of 10, 20, 49.8, 39.6 and 49 net MW, respectively. Each plant possesses an operating margin which allows for production in excess of the amounts listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of Salton Sea I and II, Salton Sea III, Salton Sea IV and Salton Sea V:

                                         Years Ended December 31,
-------------------------------------------------------------------------------
                                   2000            1999           1998
-------------------------------------------------------------------------------
  Overall capacity factor           76.1%           91.9%          94.2%
  Capacity NMW (weighted average)   146.1           119.4          119.4
  Kwh produced (in thousands)     976,500         960,800        985,500
-------------------------------------------------------------------------------

The following operating data represents the aggregate capacity and electricity production of Vulcan, Del Ranch, Elmore, Leathers and Turbo:

                                         Years Ended December 31,
-------------------------------------------------------------------------------
                                   2000            1999           1998
-------------------------------------------------------------------------------
  Overall capacity factor           98.8%           103.4%            101.3%
  Capacity NMW (weighted average)   152.1            148.0             148.0
  Kwh produced (in thousands)   1,320,300        1,339,900         1,313,900
-------------------------------------------------------------------------------

Results of Operations for the Years Ended December 31, 2000, 1999 and 1998

Revenues

     The Salton Sea Guarantors' sales of electricity increased to $98.1 million for the year ended December 31, 2000 from $81.9 million for the same period in 1999. The increase is due to the addition of Salton Sea V and higher avoided cost rates. The Salton Sea Guarantors' sales of electricity was $81.9 million for the year ended December 31, 1999 compared to $106.3 million for the same period in 1998. The decrease was due to Salton Sea III reaching the end of its fixed price period.

     The Partnership Guarantors' sales of electricity decreased to $103.3 million for the year ended December 31, 2000 from $105.9 million for the same period in 1999, a 2.5% decrease. The decrease is due to the end of the fixed price period at Leathers offset by the addition of Turbo and higher avoided cost rates. The Partnership Guarantors' sales of electricity decreased to $105.9 million for the year ended December 31, 1999 from $165.8 million for the same period in 1998, a 36.1% decrease. This decrease was due to the end of the fixed price period at Del Ranch and Elmore.

   Interest and other income for the Partnership Guarantors decreased to $4.9 million for the year ended December 31, 2000 from $9.1 million for the same period in 1999. Interest and other income for the Partnership Guarantors increased to $9.1 million for the year ended December 31, 1999 from $6.8 million for the same period in 1998. The decrease from 1999 to 2000 and the increase from 1998 to 1999 was due to interest income on the restricted cash balances. These balances were drawn down during 1999 and 2000 to pay construction invoices.

    The Royalty Guarantor revenue decreased to $14.1 million for the year ended December 31, 2000 from $26.3 million for the same period in 1999 and $51.7 million for the same period in 1998. The decreases in royalty revenue from 1998 to 1999 were primarily due to a decrease in East Mesa payments related to a settlement agreement in prior years. The decrease from 1999 to 2000 was the result of the lower energy sales at the Partnership Projects resulting in lower royalties and deferred revenue of $9.3 million was realized related to the East Mesa settlement in 1999.

Operating Expenses

     The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $40.8 million for the year ended December 31, 2000, from $28.8 million for the same period in 1999 and $30.3 million for the same period in 1998. The increase in expenses from 1999 to 2000 was due to higher operating costs resulting from Salton Sea Unit V start up activities and higher brine disposal costs.

     The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $53.0 million for the year ended December 31, 2000, from $48.0 million for the same period in 1999 and $63.7 million for the same period in 1998. The increase in costs from 1999 to 2000 was associated with zinc plant commissioning costs. The decrease in costs from 1998 to 1999 was due primarily to the decreases in royalty expense due to lower revenue.

     The Royalty Guarantor's operating expenses decreased to $3.9 million for the year ended December 31, 2000 from $4.6 million for the same period of 1999 and $8.1 million for the same period of 1998. The decrease was due to scheduled decreases in third party lessor royalties related to the decreases in the Partnership Projects' sales of electricity.

Depreciation and Amortization

     The Salton Sea Guarantors' depreciation and amortization decreased to $16.0 million for the year ended December 31, 2000 from $16.9 million for the year ended December 31, 1999 and $14.9 million for the year ended December 31, 1998. The decrease in 2000 was due to an adjustment in the step-up depreciation charges offset by the addition of Salton Sea Unit V and the increase in 1999 was due to an adjustment in the step up depreciation charges.

     The Partnership Guarantors' depreciation and amortization decreased to $19.7 million for the year ended December 31, 2000 from $22.6 million for the same period in 1999 and $48.6 million for the same period in 1998. The decrease from 1999 to 2000 was primarily due to reduced step up depreciation after the end of the fixed price periods for the Leathers project as a result of greater value being assigned to the scheduled price periods for the contracts relating to these projects at the time of acquisition. The decrease from 1998 to 1999 was due primarily to reduce the step-up depreciation after the end of the fixed price periods for the Del Ranch and Elmore projects as a result of greater values being assigned to the fixed price periods for the contracts related to these projects at the time of the acquisitions.

     The Royalty Guarantor's amortization decreased to $2.0 million for the year ended December 31, 2000 from $7.1 million for the same period in 1999 and $9.8 million for the same period in 1998. The decreases are consistent with the Company's scheduled amortization of the royalty stream and the excess of cost over fair value related to the Magma acquisition.

Interest Expense

     The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $13.3 million for the year ended December 31, 2000 from $15.0 million for the same period in 1999. The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $15.0 million for the year ended December 31, 1999 from $16.0 million for the same period in 1998. The decrease for both periods was due primarily to higher capitalized interest charges on the Salton Sea V construction costs and repayment of debt.

    The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $0.6 million for the year ended December 31, 2000 from $6.4 million for the same period in 1999 and $3.6 million for the same period in 1998. The decrease from 1999 to 2000 is the result of the repayment of debt and capitalization of interest on the mineral extraction project. The increase from 1998 to 1999 is a result of the issuance of a $201.8 million of senior secured notes in October 1998.

     The Royalty Guarantors' interest expense decreased to $1.0 million for the year ended December 31, 2000 from $1.7 million for the same period in 1999 and $2.8 million for the same period in 1998. These decreases are due to the repayment of debt.

Income Tax Provision

     The Salton Sea Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

     The Partnership Guarantors' income tax provision decreased to $7.7 million for the year ended December 31, 2000 from $12.5 million for the same period in 1999 and $19.5 million for the same period in 1998. The effective tax rate was 22%, 33%, and 34% in 2000, 1999, and 1998, respectively. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after payment of operating expenses and debt service.

     The Royalty Guarantor's had no income tax provision in 2000, the income tax provision decreased to a benefit of $6.3 million for the year ended December 31, 1999 from an expense of $11.5 million for the same period in 1998. The decrease in the provision is due to the change in the Royalty Guarantor from a corporation to a limited liability company which is not taxed. Income taxes are the responsibility of the partners and Royalty Guarantor has no obligation to provide funds to the partners for payment or any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

Net Income

     The Funding Corporation's net income was $0.2 million for the year ended December 31, 2000 compared to $1.1 million for the year ended December 31, 1999 and $1.8 million for the period ended December 31, 1998, which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

     The Salton Sea Guarantors' net income increased to $28.3 million for the year ended December 31, 2000, compared to $23.0 million for the year ended December 31, 1999 and $45.9 million for the year ended December 31, 1998.

     The Partnership Guarantors' net income decreased to $27.2 million for the year ended December 31, 2000, compared to $25.5 million for the year ended December 31, 1999 and $37.1 million for the year ended December 31, 1998.

     The Royalty Guarantor's net income decreased to $7.4 million for the year ended December 31, 2000, compared to $19.2 million for the year ended December 31, 1999 and $19.5 million for the year ended December 31, 1998.

Capital Resources and Liquidity

     The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than Salton Sea V revenue and interest earned on funds on deposit. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than CE Turbo and Zinc revenue and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease agreements with the Partnership Projects. If Edison pays the projects, these payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

     CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC"), developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the company's Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project. The Company's affiliates intend to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. The Company's affiliates are also investigating producing silica as an extraction project. Silica is used as a filler for such products as paint, plastics and high temperature cement.

     Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near the Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operations in mid-2001. In September 1999, Minerals LLC entered into a sales agreement whereby all high grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

     The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200.9 million. The Company has incurred $152.9 million of such costs through December 31, 2000.

    Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

    The Funding Corporation is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

     o The Federal Energy Regulatory Commission ("FERC") has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California known as the California Power Exchange in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

     o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retail customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

     o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC ordered Edison to pay the QFs on a go forward basis within 15 days of the invoice and purportedly modified the calculation of Short Run Avoided Cost.

     o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its undercollection of revenues.

    The Funding Corporation can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

    Edison has failed to pay approximately $76 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

    On February 21, 2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Guarantors to suspend deliveries of power to Edison and to permit the Guarantors to sell such power to other purchasers in California.

    On March 22, 2001, the Superior Court granted Guarantors' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, Guarantors have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) Guarantors are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Guarantors intend to vigorously pursue their other remedies in this action in light of Edison's continuing non-payment.

    The Funding Corporation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

     As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Securities to BBB- and has placed the Securities on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets.

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

Environmental Liabilities

     The Company may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2000 and 1999, the environmental liabilities recorded on the balance sheet were not material.

Accounting Policy Change

     The Company is considering adopting a new policy of accounting for major maintenance, overhaul and well workover costs. These costs which have historically been accounted for using deferral methods, would be expensed as incurred. As of January 1, 2001, the cumulative effect of this change would be a decrease to net income of approximately $12.2 million, net of tax.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. Salton Sea Funding Corporation implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on Salton Sea Funding Corporation's financial position, results of operations or any impact on its cash flows.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. Salton Sea Funding Corporation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

Forward-Looking Statements

     Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to geothermal resources, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings incorporated herein by reference. The Company assumes no responsibility to update forward-looking information contained herein.

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

Interest Rate Risk

     At December 31, 2000, the Funding Corporation had fixed-rate long-term debt of $543.9 million in principal amount and having a fair value of $468.8 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $14.6 million if interest rates were to increase by 10% from their levels at December 31, 2000. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

Item 8.     Financial Statements and Supplementary Data.

                         SALTON SEA FUNDING CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

SALTON SEA FUNDING CORPORATION

Independent auditors' report--Deloitte & Touche LLP...........................29

Balance sheets as of December 31, 2000 and 1999 ..............................30

Statements of operations for the three years ended December 31, 2000 .........31

Statements of stockholder's equity for the three years ended December

        31, 2000 .............................................................32

Statements of cash flows for the three years ended December 31, 2000 .........33

Notes to financial statements.................................................34


SALTON SEA GUARANTORS

Independent auditors' report--Deloitte & Touche LLP...........................38

Combined balance sheets as of December 31, 2000  and 1999.....................39

Combined statements of operations for the three years ended December

        31, 2000..............................................................40

Combined statements of Guarantors' equity for the three years ended

        December 31, 2000.....................................................41

Combined statements of cash flows for the three years ended December 31,

        2000..................................................................42

Notes to combined financial statements........................................43

PARTNERSHIP GUARANTORS

Independent auditors' report--Deloitte & Touche LLP...........................50

Combined balance sheets as of December 31, 2000 and 1999......................51

Combined statements of operations for the three years ended December 31,

        2000..................................................................52

Combined statements of Guarantors' equity for the three years ended December

        31, 2000..............................................................53

Combined statements of cash flows for the three years ended December 31, 2000.54

Notes to combined financial statements........................................55


SALTON SEA ROYALTY LLC

Independent auditors' report--Deloitte & Touche LLP...........................66

Balance sheets as of December 31, 2000 and 1999...............................67

Statements of operations for the three years ended December 31, 2000..........68

Statements of equity for the three years ended December 31, 2000 .............69

Statements of cash flows for the three years ended December 31, 2000 .........70

Notes to financial statements.................................................71

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

    We have audited the accompanying balance sheets of Salton Sea Funding Corporation as of December 31, 2000 and 1999 and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Funding Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 18, 2001

(March 27, 2001 as to Note 4)

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS

                (Dollars in Thousands, Except Per Share Amounts)

                                                        December 31,
--------------------------------------------------------------------------------
                                                          2000         1999
--------------------------------------------------------------------------------

ASSETS

Cash                                                    $  8,467      $   2,086
Prepaid expenses and other assets                          3,563          3,617
Due from affiliates                                          ---          2,118
Current portion secured project notes from Guarantors     23,658         25,072
                                                        --------      ----------
Total current assets                                      35,688         32,893

Secured project notes from Guarantors                    520,250        543,908
Investment in 1% of net assets of Guarantors               9,437          8,847
-----------                                             --------      ----------
                                                        $565,375      $ 585,648
                                                        ========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                                     $  3,479      $   3,607
Due to affiliates                                          4,753            ---
Current portion long term debt                            23,658         25,072
                                                        --------      ---------
Total current liabilities                                 31,890         28,679

Senior secured notes and bonds                           520,250        543,908
                                                        --------      ---------
    Total liabilities                                    552,140        572,587

Commitments and contingencies (Note 3 and 4)

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                          -              -
Additional paid-in capital                                 5,366          5,366
Retained earnings                                          7,869          7,695
                                                        --------      ---------
    Total stockholder's equity                            13,235         13,061
                                                        --------      ---------
                                                        $565,375      $ 585,648
                                                        ========      =========


    The accompanying notes are an integral part of the financial statements.

                                           SALTON SEA FUNDING CORPORATION
                                              STATEMENTS OF OPERATIONS

                                               (Dollars in Thousands)

                                                        For the Year Ended December 31,
                                                    2000              1999             1998

----------------------------------------------------------------------------------------------
Revenues:

Interest income                                    $43,128          $47,815           $38,349
Equity in earnings of Guarantors                       590              723               980
                                                  --------       ----------         ---------
                                                    43,718           48,538            39,329
Expenses:

General and administrative expenses                    971              775               804
Interest expense                                    42,452           45,859            35,495
                                                  --------       ----------         ---------
Total expenses                                      43,423           46,634            36,299
                                                  --------       ----------         ---------
Income before income taxes                             295            1,904             3,030
Provision for income taxes                             121              781             1,247
                                                  --------       ----------         ---------
Net income                                        $    174          $ 1,123           $ 1,783
                                                  ========       ==========         =========


    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (Dollars in Thousands)

                                                                                         Additional
                                                                          Common Stock    Paid-in     Retained Total
                                               Shares        Amount         Capital       Earnings        Equity
                                             --------      ----------     ------------   ------------     --------
Balance, January 1, 1998                          100       $      -        $ 5,366        $ 4,789      $  10,155

Net income                                          -              -              -          1,783          1,783
                                             --------        --------       --------       --------     ----------
Balance, December 31, 1998                        100              -          5,366          6,572         11,938

Net income                                          -              -              -          1,123          1,123
                                             --------        --------       --------       --------     ----------
Balance, December 31, 1999                        100              -          5,366          7,695         13,061

Net income                                          -              -              -            174            174
                                             --------        --------       --------       --------     ----------
Balance, December 31, 2000                        100       $      -        $ 5,366        $ 7,869      $  13,235
                                             ========       =========       ========       ========     ==========


    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                          For the Years Ended December 31,
                                                                      2000              1999             1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

    Net income                                                   $      174         $   1,123        $   1,783
    Adjustments to reconcile net income to net
       cash flows from operating activities:
    Equity in earnings of Guarantors                                   (590)             (723)            (980)
    Changes in assets and liabilities:
       Prepaid expenses and other assets                                 54             3,151           (3,945)
       Accrued liabilities                                             (128)             (364)           1,189

                                                              -------------      ------------     ------------
    Net cash flows from operating activities                           (490)            3,187           (1,953)
                                                              -------------      ------------     ------------
Cash flows from investing activities:

    Secured project notes from Guarantors                               ---               ---         (285,000)
    Principal repayments of secured project
          notes from Guarantors                                      25,072            57,836          106,938
                                                               ------------      ------------     ------------
    Net cash flows from investing activities                         25,072            57,836         (178,062)
                                                               ------------      ------------     ------------
Cash flows from financing activities:
    Proceeds from offering of senior secured
       notes and bonds                                                  ---               ---          285,000
    Repayment of senior secured
       notes and bonds                                              (25,072)          (57,836)        (106,938)
    Due to affiliates                                                 6,871           (18,730)           4,014

                                                               ------------     -------------     ------------
    Net cash flows from financing activities                        (18,201)          (76,566)         182,076
                                                               ------------      ------------     ------------
Net change in cash                                                    6,381           (15,543)           2,061
Cash at the beginning of period                                       2,086            17,629           15,568

                                                               ------------      ------------     ------------
Cash at the end of period                                       $     8,467         $   2,086        $  17,629
                                                               ============      ============     ============
Supplemental disclosure:
    Interest paid                                               $    42,580         $ 46,210         $ 34,326
                                                               ============      ============     ============
    Income taxes paid                                           $       113         $    781         $  1,247
                                                               ============      ============     ============

    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. THE PURPOSE AND BUSINESS OF SALTON SEA FUNDING CORPORATION

    Salton Sea Funding Corporation (the "Funding Corporation"), which was formed on June 20, 1995, is a special purpose Delaware corporation and was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On July 21, 1995, June 20, 1996 and October 31, 1998, the Funding Corporation issued $475 million, $135 million and $285 million, respectively, of Senior Secured Notes and Bonds (collectively, the "Securities").

    The Funding Corporation is a wholly-owned subsidiary of Magma Power Company, which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MidAmerican"). On February 8, 1999, MidAmerican created a new subsidiary, CE Generation and subsequently transferred its interest in the Company and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MidAmerican. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy Holding Company on December 31, 2000, an affiliate of El Paso Corporation.

    The Securities are payable from the proceeds of payments made of principal and interest on the Secured Project Notes from the Guarantors to the Funding Corporation. The Securities are also guaranteed on a joint and several basis by the Salton Sea Guarantors, the Partnership Guarantors and Salton Sea Royalty, LLC (collectively the "Guarantors"). The Guarantors are affiliates of Magma Power Company and the Salton Sea Funding Corporation who collectively own ten operating geothermal power plants and a related zinc recovery plant located in Imperial Valley, California. The guarantees of the Partnership Guarantors and the Royalty Guarantor are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Securities.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. Salton Sea Funding Corporation implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on Salton Sea Funding Corporation's financial position, results of operations or any impact on its cash flows.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. Salton Sea Funding Corporation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

3.  SENIOR SECURED NOTES AND BONDS

The Funding Corporation's debt securities (the "Notes and Bonds") are as follows (in thousands):

                 Senior Final Maturity            December 31, December 31,
             Secured Series   Date          Rate        2000     1999
July 21, 1995    A Notes  May 30, 2000      6.69%  $      --- $  18,532
July 21, 1995    B Bonds  May 30, 2005      7.37%     100,736   101,776
July 21, 1995    C Bonds  May 30, 2010      7.84%     109,250   109,250
June 20, 1996    D Notes  May 30, 2000      7.02%        ---      1,500
June 20, 1996    E Bonds  May 30, 2011      8.30%      48,922    52,922
October 13, 1998 F Bonds  November 30, 2018 7.475%    285,000   285,000
                                                      -------   --------
                                                     $543,908  $568,980

    Principal and interest payments are made in semi-annual installments. Principal maturities of the Senior Secured Notes and Bonds are as follows (in thousands):

                  2001                             $  23,658
                  2002                                28,572
                  2003                                28,086
                  2004                                30,588
                  2005                                30,374
                  Thereafter                         402,630
                                                    --------
                                                   $ 543,908

     Pursuant to a depository agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the amount of $67.6 million from which scheduled interest and principal payments can be made.

     The estimated fair values of the Senior Secured Notes and Bonds at December 31, 2000 and 1999 were $468.8 million and $540.7 million, respectively.

4.  CONTINGENCY

    Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

    The Funding Corporation is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

     o The Federal Energy Regulatory Commission ("FERC") has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California known as the California Power Exchange in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

     o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retail customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

     o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC ordered Edison to pay the QFs on a go forward basis within 15 days of the invoice and purportedly modified the calculation of Short Run Avoided Cost.

     o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its undercollection of revenues.

    The Funding Corporation can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

    Edison has failed to pay approximately $76 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

    On February 21, 2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Guarantors to suspend deliveries of power to Edison and to permit the Guarantors to sell such power to other purchasers in California.

    On March 22, 2001, the Superior Court granted Guarantors' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, Guarantors have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) Guarantors are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Guarantors intend to vigorously pursue their other remedies in this action in light of Edison's continuing non-payment.

    The Funding Corporation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

     As a result of SoCal Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of SoCal Edison's credit ratings, Moody's has downgraded the ratings for the Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Securities to BBB- and has placed the Securities on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets.

5.   REVOLVING CREDIT AGREEMENT

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

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying combined balance sheets of the Salton Sea Guarantors as of December 31, 2000 and 1999, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Salton Sea Guarantors as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 18, 2001

(March 27, 2001 as to Note 6)

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                     December 31,
--------------------------------------------------------------------------------------------------------------
                                                                                2000              1999
--------------------------------------------------------------------------------------------------------------
ASSETS

Accounts receivable                                                          $  24,396         $  11,537
Prepaid expenses and other assets                                                8,699            11,695
                                                                                 -----            ------
Total current assets                                                            33,095            23,232

Restricted cash                                                                     17            10,001
Property, plant, contracts and equipment, net                                  566,577           552,903
Excess of cost over fair value of net assets acquired, net                      45,574            46,878
                                                                             ---------         ---------
                                                                             $ 645,263         $ 633,014
                                                                             =========         =========
LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                             $       5         $      33
Accrued liabilities                                                             10,826             7,862
Current portion of long term debt                                               17,319             9,737
                                                                             ---------         ---------
Total current liabilities                                                       28,150            17,632

Due to affiliates                                                               18,720            27,993
Senior secured project note                                                    266,898           284,217
                                                                             ---------         ---------
Total liabilities                                                              313,768           329,842

Commitments and contingencies (Notes 4, 5 and 6)

Total Guarantors' equity                                                       331,495           303,172
                                                                             ---------         ---------
                                                                             $ 645,263         $ 633,014
                                                                             =========         =========

The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                              Year Ended  December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                          2000           1999           1998
-----------------------------------------------------------------------------------------------------------------
Revenues:
Sales of electricity                                                  $   98,057     $   81,850     $  106,274
Interest and other income                                                    353          1,868            817
                                                                      ----------     ----------     ----------
Total Revenues                                                            98,410         83,718        107,091
                                                                      ----------     ----------     ----------
Expenses:
Operating, general and administrative expenses                            40,804         28,772         30,306
Depreciation and amortization                                             16,016         16,891         14,857
Interest expense                                                          23,075         24,251         21,730
Less capitalized interest                                                 (9,808)        (9,241)        (5,741)
                                                                      ----------    -----------     ----------
Total expenses                                                            70,087         60,673         61,152
                                                                      ----------     ----------     ----------
Net income                                                            $   28,323     $   23,045     $   45,939
                                                                      ==========     ==========     ==========


The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (Dollars in Thousands)

Balance, January 1, 1998            $ 234,188

Net income                             45,939
                                 ------------
Balance, December 31, 1998            280,127

Net income                             23,045
                                 ------------
Balance, December 31, 1999            303,172

Net income                             28,323
                                 ------------
Balance, December 31, 2000          $ 331,495
                                 ============

The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                            Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                        2000             1999             1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                       $     28,323      $     23,045     $     45,939
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                     16,016            16,891           14,857
     Changes in assets and liabilities:
       Accounts receivable                                            (12,859)            4,420             (134)
       Prepaid expenses and other assets                                2,996               715              633
       Accounts payable and accrued liabilities                         2,936               225             (546)
                                                                 ------------      ------------     ------------
Net cash flows from operating activities                               37,412            45,296           60,749
                                                                 ------------      ------------     ------------
Cash flows from investing activities:
Capital expenditures                                                  (28,386)          (88,197)         (15,845)
Decrease (Increase) in restricted cash                                  9,984            61,672          (71,673)
                                                                 ------------      ------------     ------------
Net cash flows from investing activities                              (18,402)          (26,525)         (87,518)
                                                                 ------------      ------------     ------------
Cash flows from financing activities:
Repayments of senior secured project note                              (9,737)          (16,076)         (39,450)
Proceeds from offering of senior secured
   project note                                                           ---               ---           83,272
Due to affiliates                                                      (9,273)           (2,695)         (17,053)
                                                                 ------------      ------------     ------------
Net cash flows from financing activities                              (19,010)          (18,771)          26,769
                                                                 ------------      ------------     ------------
Net change in cash                                                        ---               ---             ---
Cash at beginning of period                                               ---               ---             ---
                                                                 ------------      ------------     ------------
Cash at end of period                                            $        ---      $        ---     $       ---
                                                                 ============      ============     ============
Supplemental disclosure:
Cash paid for interest                                           $     21,871      $     24,394     $     21,434
                                                                 ============      ============     ============

The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

     Salton Sea Guarantors (the "Guarantors") (not a legal entity) own 100% interests in five operating geothermal electric power generating plants (Salton Sea I, II, III, IV and V) (collectively, the "Salton Sea Projects"). All five plants are located in the Imperial Valley of California. The Salton Sea Guarantors guarantee loans from Salton Sea Funding Corporation ("Funding
Corporation"), an indirect wholly-owned subsidiary of Magma Power Company ("Magma") which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MidAmerican").

     On February 8, 1999, MidAmerican created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Company and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MidAmerican. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy
Holding   Company  on  December  31,  2000,  an  affiliate  of  El  Paso  Energy
Corporation.

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

Revenue Recognition

   The Guarantors recognize revenues and related accounts receivable from sales of electricity on an accrual basis. All of the Guarantors' sales of electricity, except for Salton Sea V, are to Southern California Edison Company ("Edison") under long term power purchase contracts. During the first 10 years for Salton Sea II and III, the Guarantors earn payments for energy as scheduled in their SO4 Agreements. After the 10-year fixed payment period has expired (in 1999 for Salton Sea III and 2000 for Salton Sea II), the energy payment per kWh throughout the remainder of the contract period will be at a rate which is based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy").

   Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.7 and 5.3 cents per kWh during 2000 and 1999, respectively. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1.1 million per annum.

   Salton Sea II and Salton Sea III sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expired in April 2000 for Salton Sea II and in February 1999 for Salton Sea III are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments are Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3.3 million and $9.7 million, respectively.

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

   For the year ended December 31, 2000 and 1999, Edison's average Avoided Cost of Energy was 5.8 cents and 3.1 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices.

   If Edison was unable to perform, the Guarantors could incur an accounting loss equal to the entire accounts receivable balance from Edison of $16.1 million, at December 31, 2000.

    Salton Sea Unit V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001. The remainder of the Salton Sea Unit V output in 2000 was sold through other market transactions.

    On January 17, 2001, Salton Sea Power entered into an agreement to sell available power from Salton Sea Unit V to El Paso Merchant Energy, L.P. ("EPME"). Under the terms of the agreement, at the option of Salton Sea Power, EPME will purchase all available power from Salton Sea Unit V based on day ahead price quotes received from EPME.

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

Excess of Cost over Fair Value

    Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 2000 and 1999, accumulated amortization of the excess of cost over fair value was $7.7 million and $6.4 million, respectively.

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

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. Salton Sea Funding Corporation implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on Salton Sea Funding Corporation's financial position, results of operations or any impact on its cash flows.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. Salton Sea Funding Corporation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

      The Company is considering adopting a new policy of accounting for major maintenance, overhaul and well workover costs. These costs which have historically been accounted for using the deferral method, would be expensed as incurred. As of January 1, 2001 the cumulative effect of this change would be a decrease to net income of approximately $5.0 million.

3.  PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

    Property, plant, contracts and equipment consisted of the following:
                                                  December 31,
                                            2000                1999
                                         -----------       -----------
Plant and equipment                         $443,762           $333,109
Power sale agreements                         64,609             64,609
Mineral reserves                              90,119             86,762
Wells and resource development                43,585             43,584
                                         -----------       ------------
                                             642,075            528,064
Less accumulated depreciation
    and amortization                         (75,498)           (60,786)
                                         -----------       ------------
                                             566,577            467,278
Construction in progress:
Salton Sea V                                     ---             85,625
                                         -----------       ------------
                                            $566,577           $552,903
                                         ===========       ============

4. SENIOR SECURED PROJECT NOTE

    The Guarantors have a project note payable to Salton Sea Funding Corporation with interest rates ranging from 7.37% to 7.84%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $543.9 million at December 31, 2000. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

    Principal maturities of the senior secured project note are as follows (in thousands):

                           2001                                 $ 17,319
                           2002                                   20,487
                           2003                                   22,765
                           2004                                   24,409
                           2005                                   23,917
                           Thereafter                            175,320
                                                               ---------
                                                                $284,217
                                                               =========

    The estimated fair values of the senior secured projects notes at December 31, 2000 and 1999 were $249.8 million and $282.4 million, respectively.

5.  RELATED PARTY TRANSACTIONS

    The Guarantors have entered into the following agreements:

     o Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, whereby the Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all electricity revenues received by the Guarantors. The amount expensed for the years ended December 31, 2000, 1999 and 1998 was $4.1 million, $3.7 million and $4.9 million, respectively.

     o Administrative Services Agreement dated April 1, 1993 with Magma, whereby Magma will provide administrative and management services to the Guarantors, excluding Salton Sea IV and V. Fees payable to Magma amount to 3% of total electricity revenues. The amount expensed for the years ended December 31, 2000, 1999 and 1998 was $1.4 million, $1.5 million and $2.3 million, respectively.

     o Operating and Maintenance Agreement dated April 1, 1993 with CalEnergy Operating Corporation ("CEOC"), whereby the Guarantors retain CEOC to operate the Salton Sea facilities for a period of 32 years. Payment is made to CEOC in the form of reimbursements of expenses incurred. During 2000, 1999 and 1998, the Guarantors reimbursed CEOC for expenses of $7.4 million, $6.7 million and $6.3 million, respectively.

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

     On September 29, 2000, Salton Sea Power entered into an agreement to sell all available power from the Salton Sea Unit V project to EPME. Under the terms of the agreement, commencing October 1, 2000 and ending September 30, 2001, EPME will purchase all available power and sell available power on behalf of Salton Sea Power, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

6.  CONTINGENCY

    Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

    The Funding Corporation is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

     o The Federal Energy Regulatory Commission ("FERC") has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California known as the California Power Exchange in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

     o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retail customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

     o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC ordered Edison to pay the QFs on a go forward basis within 15 days of the invoice and purportedly modified the calculation of Short Run Avoided Cost.

     o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its undercollection of revenues.

    The Funding Corporation can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

    Edison has failed to pay approximately $76 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

    On February 21, 2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Guarantors to suspend deliveries of power to Edison and to permit the Guarantors to sell such power to other purchasers in California.

    On March 22, 2001, the Superior Court granted Guarantors' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, Guarantors have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) Guarantors are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Guarantors intend to vigorously pursue their other remedies in this action in light of Edison's continuing non-payment.

    The Funding Corporation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

     As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Securities to BBB- and has placed the Securities on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

    We have audited the accompanying combined balance sheets of the Partnership Guarantors as of December 31, 2000 and 1999, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership Guarantors as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 18, 2001

(March 27, 2001 as to Note 8A)

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)
                                                              December 31,
--------------------------------------------------------------------------------
                                                         2000            1999
--------------------------------------------------------------------------------
ASSETS
Accounts receivable                                    $  28,319       $ 16,295
Prepaid expenses and other assets                         26,661         22,200
                                                       ---------       --------
Total current assets                                      54,980         38,495

Restricted cash                                              106         60,454
Property, plant, contracts and equipment, net            636,264        531,427
Management fee                                            70,855         71,489
Due from affiliates                                       35,066         72,033
Excess of fair value over net assets acquired, net       124,430        127,994
                                                       ---------       --------
                                                       $ 921,701       $901,892
                                                       =========       ========
LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                       $     101       $  3,925
Accrued liabilities                                       17,722         13,534
Current portion of long term debt                          1,907         10,562
                                                       ---------       --------
Total current liabilities                                 19,730         28,021

Senior secured project note                              248,743        250,650
Deferred income taxes                                    101,734         98,907
                                                       ---------       --------
Total liabilities                                        370,207        377,578

Commitments and contingencies (Notes 4, 5 and 8)

Guarantors' equity:
Common stock                                                   3              3
Additional paid-in capital                               387,663        387,663
Retained earnings                                        163,828        136,648
                                                       ---------       --------
Total Guarantors' equity                                 551,494        524,314
                                                       ---------       --------
                                                       $ 921,701       $901,892
                                                       =========       ========


The accompanying notes are an integral part of the combined financial statements

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                                Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                           2000            1999           1998
-----------------------------------------------------------------------------------------------------------------
Revenues:
Sales of electricity                                                      $103,250       $105,921       $165,779
Interest and other income                                                    4,934          9,067          6,786
                                                                       -----------     ----------    -----------
Total revenues                                                             108,184        114,988        172,565

Costs and expenses:
Operating, general and administrative costs                                 52,996         47,967         63,717
Depreciation and amortization                                               19,743         22,566         48,615
Interest expense                                                            20,092         22,200         13,836
Less capitalized interest                                                  (19,521)       (15,773)       (10,266)
                                                                       -----------     ----------    -----------
Total expenses                                                              73,310         76,960        115,902
                                                                       -----------     ----------    -----------
Income before income taxes                                                  34,874         38,028         56,663
Provision for income taxes                                                   7,694         12,547         19,529
                                                                       -----------     ----------    -----------
Net income                                                                $ 27,180       $ 25,481       $ 37,134
                                                                       ===========     ==========    ===========



The accompanying notes are an integral part of the combined financial statements

                             PARTNERSHIP GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (Dollars in Thousands)

                                                                      Additional
                                                Common Stock            Paid-in      Retained          Total
                                             Shares      Amount         Capital      Earnings         Equity
                                         ----------    ----------   ------------  ------------    ------------
Balance, January 1, 1998                          3    $        3       $387,663      $ 74,033        $461,699

Net income                                        -             -              -        37,134          37,134
                                           --------    ----------   ------------    ----------     -----------
Balance, December 31, 1998                        3             3        387,663       111,167         498,833

Net income                                        -             -              -        25,481          25,481
                                           --------    ----------   ------------    ----------    ------------
Balance, December 31, 1999                        3             3        387,663       136,648         524,314

Net income                                        -             -              -        27,180          27,180
                                           --------    ----------   ------------    ----------    ------------
Balance, December 31, 2000                        3    $        3       $387,663      $163,828        $551,494
                                           ========    ==========   ============    ==========    ============


The accompanying notes are an integral part of the combined financial statements

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                           2000               1999         1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                           $     27,180     $   25,481     $   37,134
 Adjustments  to  reconcile  net  income  to  net  cash
   provided  by  operating activities:
  Depreciation and amortization                                             19,743         22,566         48,615
  Deferred income taxes                                                      2,827          1,266         (9,210)
  Changes in assets and liabilities:
    Accounts receivable                                                    (12,024)        17,109         (9,923)
    Prepaid expenses and other assets                                       (4,461)         4,129         (9,967)
    Accounts payable and accrued liabilities                                   364           (310)        30,903
                                                                      ------------     ----------     ----------
Net cash flows from operating activities                                    33,629         70,241         87,552
                                                                      ------------     ----------     ----------
Cash flows from investing activities:
Capital expenditures                                                      (118,205)      (147,801)       (74,202)
Decrease (increase) in restricted cash                                      60,348        104,529       (164,983)
Management fee                                                              (2,177)        (2,704)        (1,514)
                                                                      ------------     ----------     ----------
Net cash flows from investing activities                                   (60,034)       (45,976)      (240,699)
                                                                      ------------     ----------     ----------
Cash flows from financing activities:
Repayments of senior secured project notes                                 (10,562)       (32,364)       (51,762)
Proceeds of offering from senior secured project notes                         ---            ---        201,728
Due from affiliates                                                         36,967          8,099          3,181
                                                                      ------------     ----------     ----------
Net cash flows from financing activities                                    26,405        (24,265)       153,147
                                                                      ------------     ----------     ----------
Net change in cash                                                             ---            ---            ---
Cash at beginning of period                                                    ---            ---            ---
                                                                      ------------     ----------     ----------
Cash at the end of period                                             $        ---     $      ---     $      ---
                                                                      ============     ==========     ==========
Supplemental disclosure:
Cash paid for interest                                                $     19,610     $   21,715     $   13,361
                                                                      ============     ==========     ==========
Income taxes paid                                                     $      4,867     $   11,281     $   28,739
                                                                      ============     ==========     ==========

The accompanying notes are an integral part of these combined financial statements

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

     Partnership Guarantors (the "Guarantors") (not a legal entity) consists of the combination of Vulcan Power Company ("VPC"), CalEnergy Operating Corporation ("CEOC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"); CE Turbo LLC ("CE Turbo"), indirectly wholly-owned by Magma; and CalEnergy Minerals LLC, a Delaware limited liability company ("Minerals LLC"). Minerals LLC is an indirect wholly-owned subsidiary of MidAmerican Energy Holdings Company ("MidAmerican"). VPC's and CEOC's principal assets are interests in certain partnerships which are engaged in the operation of geothermal power plants in the Imperial Valley of California. The Guarantors have guaranteed the loans to such partnerships from Funding Corporation, an indirect wholly-owned subsidiary of Magma. Magma is a wholly-owned subsidiary of CE Generation LLC ("CE Generation"), which is owned equally by MidAmerican and El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy Holding Company on December 31, 2000, an affiliate of El Paso Energy Corporation.

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

     Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2001. In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

Revenue Recognition

     The Guarantors recognize revenues and related accounts receivable from sales of electricity on an accrual basis. All of the Guarantors' sales of electricity, except for Turbo, are to Southern California Edison Company ("Edison") under long-term power purchase contracts.

   The Partnership Projects, except for Turbo, sell electricity generated by the respective plants pursuant to four long-term power purchase agreements ("SO4 Agreements") between the projects and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at a rate which is based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy").

       The fixed energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for Vulcan, December 1998 for Hoch (Del Ranch) and Elmore, and December 1999 for the Leathers Partnership.

      For the year ended December 31, 2000 and 1999, Edison's average Avoided Cost of Energy was 5.8 cents and 3.1 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices.

       If Edison was unable to perform the Guarantors could incur an accounting loss equal to the entire accounts receivable balance from Edison of $28.4 million, at December 31, 2000.

    The Turbo Project, which commenced commercial operation in the third quarter of 2000, sold its output through other market transactions. The Turbo Project may sell its output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001.

    On January 17, 2001, CE Turbo entered into an agreement to sell available power from CE Turbo to El Paso Merchant Energy, L.P. ("EPME"). Under the terms of the agreement, at the option of CE Turbo, EPME will purchase all available power from CE Turbo based on day ahead price quotes received from EPME.

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

Excess of Cost over Fair Value

    Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 2000 and 1999 accumulated amortization of the excess of cost over fair value of net assets acquired was $21.1 million and $17.5 million, respectively.

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

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. Salton Sea Funding Corporation implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on Salton Sea Funding Corporation's financial position, results of operations or any impact on its cash flows.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. Salton Sea Funding Corporation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     The Company is considering adopting a new policy of accounting for major maintenance, overhaul and well workover costs. These costs which have historically been accounted for using the deferral method, would be expensed as incurred. As of January 1, 2001, the cumulative effect of this change would be a decrease to net income of approximately $7.2 million, net of tax.

3. PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

Property, plant, contracts and equipment consisted of the following (in thousands):
                                                         December 31,
------------------------------------------------------------------------------
                                                  2000                  1999
------------------------------------------------------------------------------
Plant and equipment                             $196,113             $ 116,316
Power sale agreements                            123,588               123,588
Process license                                   46,290                46,290
Mineral reserves                                 175,362               156,563
Wells and resource development                    95,570                95,329
                                              ----------            ----------
                                                 636,923               538,086
Less accumulated depreciation
    and amortization                            (153,592)             (140,224)
                                              ----------            ----------
                                                 483,331               397,862
Construction in progress:
Zinc recovery project                            152,933                92,794
Turbo and Region 2 brine facilities upgrade          ---                40,771
                                              ----------            ----------
                                              $ 636,264              $ 531,427
                                              ==========             =========
4. SENIOR SECURED PROJECT NOTE

     The Guarantors have a project note payable to Salton Sea Funding Corporation with interest rates ranging from 7.37% to 8.30%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $543.9 million at December 31, 2000. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

Principal maturities of the senior secured project note are as follows (in thousands):

                           2001                             $     1,907
                           2002                                   4,625
                           2003                                   5,017
                           2004                                   5,771
                           2005                                   6,022
                           Thereafter                           227,308
                                                             -----------
                                                            $   250,650
                                                                =======

     The estimated fair values of the senior secured project note at December 31, 2000 and 1999 were $210.6 million and $244.7 million, respectively.

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

     Charges to the Guarantors related to the brine supply agreement and operator's fees on a pro rata basis amounted to $709,000 and $676,000, respectively, for the year ended December 31, 2000, $423,000 and $472,000, respectively, for the year ended December 31, 1999, $363,000 and $416,000, respectively, for the year ended December 31, 1998, respectively.

     In addition, the Guarantors entered into the following agreements:

     o Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, whereby the Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Plants in return for 17.333%, on a pro rata basis, of all energy revenues received by each plant. The Guarantors' share of amounts expensed under this agreement for 2000, 1999 and 1998 were $9.6 million, $11.9 million and $22.6 million, respectively.

     o Ground Leases dated March 15 and August 15, 1988 with Magma whereby the Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases for 2000, 1999 and 1998 were $70,000 per year.

     o Administrative Services Agreements whereby CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total electricity revenues or $60,000 per month. The minimum monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 2000, 1999 and 1998 amounted to $2.3 million, $2.7 million and $4.5 million, respectively.

     o Operating and Maintenance Agreements whereby the Guarantors retain CEOC to operate the plants for a period of 32 years through 2020. Payment is made to CEOC in the form of reimbursements of expenses incurred and a guaranteed capacity payment ranging from 10% to 25% of energy revenues over stated amounts. The Guarantors in 2000, 1999 and 1998 reimbursed CEOC for expenses of $10.6 million, $7.5 million and $8.9 million, respectively, and accrued a guaranteed capacity payment of $1.9 million, $3.3 million and $4.7 million at December 31, 2000, 1999 and 1998, respectively.

     On September 29, 2000, CE Turbo LLC entered into an agreement to sell all available power from the CE Turbo project to El Paso Merchant Energy. Under the terms of the agreement, commencing October 1, 2000 and ending September 30, 2001, El Paso Merchant Energy will purchase all available power and sell available power on behalf of CE Turbo, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by El Paso Merchant Energy for the sale of such power, including renewable premiums.

6. CONDENSED FINANCIAL INFORMATION

Condensed balance sheet information of the Guarantors' pro rata interest in the respective entities as of December 31, 2000 and 1999 is as follows (in thousands):

                                   Vulcan
                                   Power         CEOC        Elmore      Del Ranch     Leathers
                                ---------    ---------    ---------  -------------  -----------
December 31, 2000 Assets:

Restricted cash                  $      -   $        -    $       -     $        -  $         -
Accounts receivable and
    other assets                        -       15,304       10,019          8,105        9,946
Due from affiliates                (4,218)      36,919       31,307         42,659       31,353
Property, plant, contracts and
    equipment, net                  7,377       15,173       61,078         52,953       69,179
Management fee and

     goodwill, net                      -            -            -              -            -
Investments in

    partnerships                   98,656      312,381            -              -            -
                                 --------    ---------    ---------     ----------  -----------
                                 $101,815   $  379,777    $ 102,404     $  103,717  $   110,478
                                 ========   ==========    =========     ==========  ===========
Liabilities and Equity:
Accounts payable, accrued

  liabilities and deferred taxes $  1,098   $    7,849    $   1,244     $    1,554  $     1,419
Senior secured project note             -            -            -              -            -
    ----------                   --------   ----------    ---------     ---------- ------------
Total liabilities                   1,098        7,849        1,244          1,554        1,419
Guarantors' equity                100,717      371,928      101,160        102,163      109,059
                                 --------   ----------    ---------     ----------  -----------
                                 $101,815   $  379,777    $ 102,404     $  103,717  $   110,478
                                 ========   ==========    =========     ==========  ===========

Condensed balance sheet information of the Guarantors' pro rata interest in the respective entities as of December 31, 2000 and 1999 is as follows (in thousands):

                                       Vulcan                             Adjustments/       Combined
                                         BNG      Minerals     Turbo      Eliminations       Total
                                    ---------  ---------------------------------------   ------------
December 31, 2000 Assets:

Restricted cash                   $         - $          - $          -  $         106    $       106
Accounts receivable and
    other assets                        7,923          195        1,922          1,566         54,980
Due from affiliates                    42,002      (16,747)      (8,358)      (119,851)        35,066
Property, plant, contracts and
    equipment, net                     49,852      152,933       10,114        217,605        636,264
Management fee and

     goodwill, net                          -            -            -        195,285        195,285
Investments in

    partnerships                            -            -            -       (411,037)             -
                                  ----------- ------------ ------------  -------------    -----------
                                  $    99,777 $    136,381 $      3,678  $    (116,326)   $   921,701
                                  =========== ============ ============  =============    ===========
Liabilities and Equity:
Accounts payable, accrued

  liabilities and deferred taxes  $     1,121 $     (1,208)$      1,252  $     105,228    $   119,557
Senior secured project note                 -      140,528            -        110,122        250,650
                                  ----------- ------------ ------------  -------------    -----------
Total liabilities                       1,121      139,320        1,252        215,350        370,207
Guarantors' equity                     98,656       (2,939)       2,426       (331,676)       551,494
                                  -----------  ----------- ------------   ------------    -----------
                                  $    99,777 $    136,381 $      3,678  $    (116,326)   $   921,701
                                  =========== ============ ============  =============    ===========


                                     Vulcan
                                      Power          CEOC        Elmore    Del Ranch     Leathers
                                   ---------     ---------    ----------------------  -----------
December 31, 1999 Assets:

Restricted cash                   $        -     $       -   $        - $          -  $         -
Accounts receivable and
    other assets                           -        16,493        3,564        3,555       10,413
Due from affiliates                    1,522        32,417       26,109       30,180       27,581
Property, plant, contracts and
    equipment, net                       153        13,638       66,116       63,119       66,786
Management fee and

     goodwill, net                         -             -            -            -            -
Investments in

    partnerships                      88,121       292,784            -            -            -
                                  ----------     ---------   ---------- ------------  -----------
                                  $   89,796     $ 355,332   $   95,789 $     96,854  $   104,780
                                  ==========     =========   ========== ============  ===========
Liabilities and Equity:
Accounts payable, accrued

  liabilities and deferred taxes  $      291     $   7,658   $    1,504 $      1,435  $     1,699
Senior secured project note                -             -            -            -            -
--------                          ----------     ---------   ---------- ------------  -----------
Total liabilities                        291         7,658        1,504        1,435        1,699
Guarantors' equity                    89,505       347,674       94,285       95,419      103,081
                                    --------     ---------    ---------   ---------- ------------
                                  $   89,796     $ 355,332   $   95,789 $     96,854  $   104,780
                                  ==========     =========   ========== ============  ===========


                                       Vulcan                         Adjustments/         Combined
                                         BNG         Minerals         Eliminations           Total
                                      ---------    ------------    ---------------      ------------
December 31, 1999 Assets:

Restricted cash                     $         -     $    44,092       $     16,362       $    60,454
Accounts receivable and
    other assets                          2,373               -              2,097            38,495
Due from affiliates                      31,052           3,634            (80,462)           72,033
Property, plant, contracts and
    equipment, net                       56,360          92,794            172,461           531,427
Management fee and

     goodwill, net                            -               -            199,483           199,483
Investments in

    partnerships                              -               -           (380,905)                -
                                    -----------     -----------       ------------       -----------
                                    $    89,785     $   140,520       $    (70,964)      $   901,892
                                    ===========     ===========       ============       ===========
Liabilities and Equity:
Accounts payable, accrued
    liabilities and deferred taxes  $     1,664     $        (8)      $    102,123       $   116,366
Senior secured project note                   -         140,528            120,684           261,212
                                    -----------     -----------       ------------       -----------
Total liabilities                         1,664         140,520            222,807           377,578
Guarantors' equity                       88,121               -           (293,771)          524,314
                                    -----------      ----------       ------------       -----------
                                    $    89,785     $   140,520       $    (70,964)      $   901,892
                                    ===========     ===========       ============       ===========

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                   Vulcan
                                   Power         CEOC       Elmore     Del Ranch    Leathers
                                 ---------    ---------   ---------    ---------   ---------
December 31, 2000
Revenues                        $   1,386    $   4,657    $ 25,762     $  25,610   $  25,662
Expenses                              709            -      18,887        18,866      19,684
                                ----------   ----------  ----------    ---------   ----------
Net income                      $     677    $   4,657    $  6,875     $   6,744   $   5,978
                                   ======       ======      ======        ======      ======
December 31, 1999
Revenues                        $     892    $   6,104    $ 16,908     $  17,299   $  56,127
Expenses                              485            -      15,764        13,914      36,320
                               ----------   ----------  ----------    ----------  ----------
Net income                      $     407    $   6,104    $  1,144     $   3,385   $  19,807
                                =========    =========    ========     =========   =========
December 31, 1998
Revenues                        $     772    $  47,009    $ 49,212     $  52,241   $  50,436
Expenses                              383            -      38,583        37,998      38,166
                                ---------    ---------    --------     ---------   ---------
Net income                      $     389    $  47,009    $ 10,629     $  14,243   $  12,270
                                =========    =========    ========     =========   =========

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                  Vulcan                           Adjustments/      Combined
                                    BNG     Minerals    Turbo      Eliminations        Total
                               --------- ----------- -------------------------   ------------
December 31, 2000
Revenues                      $   22,749   $     576   $ 4,652   $   (2,870)      $   108,184
Expenses                          12,214       4,962     1,031        4,651            81,004
                              ----------   ---------   -------   ------------     -----------
Net income                    $   10,535   $ (4,386)   $ 3,621   $   (7,521)      $    27,180
                              ==========   =========   =======   ============      -----======
December 31, 1999
Revenues                      $   15,756   $     ---   $   ---   $    1,902       $   114,988
Expenses                           9,663         ---       ---       13,361            89,507
                              ---------- ---------------------   ------------     -----------
Net income                    $    6,093   $     ---   $   ---   $  (11,459)      $    25,481
                              ==========   =========   =======   ============     ===========
December 31, 1998
Revenues                      $   14,608   $     ---   $   ---   $  (41,713)      $   172,565
Expenses                           9,458         ---       ---       10,843           135,431
                              ----------   ---------   --------  -----------    -------------
Net income                    $    5,150   $     ---   $   ---   $  (52,556)      $    37,134
                              ==========   =========   ========  ===========    =============

7. INCOME TAXES

The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                        Current          Deferred          Total
2000                   --------        ----------       ----------
--------------------
Federal               $   3,956          $    946         $  4,902
State                       911             1,881            2,792
                      ---------         ---------       ----------
Total                 $   4,867           $ 2,827         $  7,694
                          =====             =====           ======
1999

 --------------------
Federal                $  8,527           $   991         $  9,518
State                     2,754               275            3,029
                      ---------         ---------       ----------
Total                   $11,281            $1,266          $12,547
                          =====             =====           ======
1998

--------------------
Federal                 $22,021           $(7,212)         $14,809
State                     6,718            (1,998)           4,720
                      ---------         ---------       ----------
Total                   $28,739           $(9,210)         $19,529
                          =====             =====           ======

    Deferred  tax  liabilities  at  December  31,  2000  and 1999  consisted  of
differences   between  book  and  tax  methods   relating  to  depreciation  and
amortization.

    The effective tax rate differs from the federal statutory tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

8.  COMMITMENTS AND CONTINGENCIES

A.  Financial Condition of Edison

    Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

    The Funding Corporation is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

     o The Federal Energy Regulatory Commission ("FERC") has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California known as the California Power Exchange in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

     o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retail customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

     o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC ordered Edison to pay the QFs on a go forward basis within 15 days of the invoice and purportedly modified the calculation of Short Run Avoided Cost.

     o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its undercollection of revenues.

    The Funding Corporation can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

    Edison has failed to pay approximately $76 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

    On February 21, 2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Guarantors to suspend deliveries of power to Edison and to permit the Guarantors to sell such power to other purchasers in California.

    On March 22, 2001, the Superior Court granted Guarantors' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, Guarantors have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) Guarantors are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Guarantors intend to vigorously pursue their other remedies in this action in light of Edison's continuing non-payment.

    The Funding Corporation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

    As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Securities to BBB- and has placed the Securities on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets.

B.  Minerals

     CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC"), developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Company's Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project. The Company's affiliates intend to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. The Company's affiliates are also investigating producing silica as an extraction project. Silica is used as a filler for such products as paint, plastics and high temperature cement.

     Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near the Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2001. In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying balance sheets of the Salton Sea Royalty LLC as of December 31, 2000 and 1999 and the related statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Salton Sea Royalty LLC as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2 to the financial statements, Salton Sea Royalty LLC was converted to a limited liability company during 1999 and as such the statements of operations and cash flows for the year ended December 31, 2000 and 1999 are not comparable due to the change in reporting entity which results in no tax expense in fiscal 2000.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 18, 2001

(March 27, 2001 as to Note 5)

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                              December 31,
------------------------------------------------------------------------------------------------------
                                                                         2000               1999
------------------------------------------------------------------------------------------------------

ASSETS

Prepaid expenses and other assets                                    $        82         $      235
                                                                     -----------         ----------
Total current assets                                                          82                235

Royalty stream, net                                                       15,719             16,776
Excess of cost over fair value of net assets acquired, net31,372          32,280
Due from affiliates                                                       26,497             21,825
                                                                     -----------         ----------
                                                                     $    73,670         $   71,116
                                                                     ===========         ==========

LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                                                  $        57         $       82
Current portion of long term debt                                          4,434              4,773
                                                                     -----------         ----------
Total current liabilities                                                  4,491              4,855

Senior secured project note                                                4,607              9,041
                                                                     -----------         ----------
    Total liabilities                                                      9,098             13,896

Commitments and contingencies (Note 3 and 5)

Equity:
Common stock, par value $.01 per share; 100 shares
    authorized, issued and outstanding                                         -                 -
Additional paid-in capital                                                 1,561              1,561
Retained earnings                                                         63,011             55,659
                                                                     -----------         ----------
    Total equity                                                          64,572             57,220
                                                                     -----------         ----------
                                                                     $    73,670         $   71,116
                                                                     ===========         ==========


    The accompanying notes are an integral part of the financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                                 Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                            2000           1999            1998
-----------------------------------------------------------------------------------------------------------------

Revenues:
Royalty income                                                         $    14,130     $   26,274    $    51,703

Expenses:
Operating, general and administrative expenses                               3,859          4,610          8,120
Amortization of royalty stream and goodwill                                  1,965          7,064          9,794
Interest expense                                                               954          1,682          2,784
                                                                       -----------     ----------    -----------
Total expenses                                                               6,778         13,356         20,698
                                                                       -----------     ----------    -----------
Income before income taxes                                                   7,352         12,918         31,005
Provision (benefit) for income taxes                                           ---         (6,304)        11,508
                                                                       -----------     ----------    -----------
Net income                                                             $     7,352     $   19,222    $    19,497
                                                                       ===========     ==========    ===========

    The accompanying notes are an integral part of the financial statements.

                             SALTON SEA ROYALTY LLC
                              STATEMENTS OF EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (Dollars in Thousands)

                                                                       Additional
                                                  Common Stock          Paid-in           Retained
                                              Shares      Amount        Capital           Earnings         Total
                                          ----------    -----------    -----------     ------------    -----------

Balance, January 1, 1998                         100   $          -    $     1,561       $   16,940    $    18,501

Net income                                         -              -              -           19,497         19,497
                                            --------    -----------    -----------       ----------     ----------
Balance, December 31, 1998                       100              -          1,561           36,437         37,998

Net income                                         -              -              -           19,222         19,222
                                            --------    -----------    -----------       ----------    -----------
Balance, December 31, 1999                       100              -          1,561           55,659         57,220

Net income                                         -              -              -            7,352          7,352
                                            --------    -----------    -----------       ----------    -----------
Balance, December 31, 2000                       100    $         -    $     1,561       $   63,011    $    64,572
                                            ========    ===========    ===========       ==========    ===========


    The accompanying notes are an integral part of the financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                     Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                               2000           1999         1998

-----------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:

Net income                                                                $    7,352     $   19,222   $   19,497
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Amortization of royalty stream and goodwill                               1,965          7,064        9,794
     Deferred income taxes                                                       ---         (6,769)        (499)
     Changes in assets and liabilities:
     Prepaid expenses and other assets                                           153            278          468
     Accrued liabilities                                                         (25)        (9,373)      18,280
                                                                          ----------     ----------   ----------
Net cash flows from operating activities                                       9,445         10,422       47,540
                                                                          ----------     ----------   ----------
Net cash flows from financing activities:

Increase in due from affiliates                                               (4,672)        (1,026)     (31,814)
Repayment of senior secured project note                                      (4,773)        (9,396)     (15,726)
                                                                          ----------     ----------   ----------
Net cash flows from financing activities                                      (9,445)       (10,422)     (47,540)
                                                                          ----------     ----------   ----------
Net change in cash                                                                 -              -           -
Cash at beginning of period                                                        -              -           -
                                                                          ----------     ----------   ----------
Cash at end of period                                                     $        -     $        -   $       -
                                                                          ==========     ==========   ==========
Supplemental disclosure:
  Interest paid                                                           $      978     $    1,738   $    2,874
                                                                          ==========     ==========   ==========
  Income taxes paid                                                       $        -     $      465   $   12,007
                                                                          ==========     ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                             SALTON SEA ROYALTY LLC
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

         Salton Sea Royalty LLC (the "Royalty Company") is a special-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Magma is a wholly-owned subsidiary of CE Generation LLC ("CE Generation") which is owned equally by MidAmerican Energy Holdings Company ("MidAmerican") and El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy Holding Company on December 31, 2000, an affiliate of El Paso Energy Corporation.

  The Royalty Company receives an assignment of royalties and certain fees paid by three partnership projects, Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). In addition, the Royalty Company has received an assignment of certain resource-related and contract assignment payments payable by the geothermal power plant located in Imperial Valley, California which is owned by an unaffiliated third party (East Mesa, together with the Partnership Projects, the "Projects"). All of the Projects are engaged in the operation of geothermal power plants in the Imperial Valley in Southern California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenues of the Partnership Projects. Included in royalty income are payments from East Mesa related to a settlement agreement in 1998 for prior years.

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

  The Partnership Projects earn energy payments based on kilowatt hours (kWhs) of energy provided to Edison. During the first 10 years of the agreement, the Projects earned payments for energy as scheduled in the SO4 Agreements. After the 10-year scheduled payment period expired (1998 for Del Ranch and Elmore; 1999 for Leathers), the energy payment per kWh throughout the remainder of the contract period are at Edison's Avoided Cost of Energy.

  For the year ended December 31, 2000 and 1999, Edison's average Avoided Cost of Energy was 5.8 cents and 3.1 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Royalty Company cannot predict the likely level of Avoided Cost of Energy prices.

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

  The Company was converted to a limited liability company during 1999 and as such the statements of operations and cash flows for the year ended December 31,

2000 and 1999 are not comparable due to the change in reporting entity which results in no tax expense in fiscal 2000. Income taxes are now the responsibility of the partners and the Company has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Company has no tax obligations.

Royalty Stream

  The Royalty Company's policy is to provide amortization expense beginning upon the commencement of revenue production over the estimated remaining useful life of the identifiable assets.

  The royalty streams have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the Projects' power sales agreements and (2) the 20 year avoided cost periods of the Projects' power sales agreements and are amortized separately over such periods using the straight line method. At December 31, 2000 and 1999, accumulated amortization was $44.8 million and $43.7 million, respectively.

Excess of Cost over Fair Value

  Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method. At December 31, 2000 and 1999, accumulated amortization of the excess of cost over fair value was $5.4 million and $4.5 million, respectively.

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

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. Salton Sea Funding Corporation implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on Salton Sea Funding Corporation's financial position, results of operations or any impact on its cash flows.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. Salton Sea Funding Corporation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. SENIOR SECURED PROJECT NOTE

    The Royalty Company has a project note payable to Salton Sea Funding Corporation at an interest rate of 7.37%. They have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $543.9 million at December 31, 2000. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Guarantor. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

Principal maturities of the senior secured project note are as follows (in thousands):

                  2001                                 $ 4,434
                  2002                                   3,460
                  2003                                     304
                  2004                                     408
                  2005                                     435
                                                    ----------
                                                       $ 9,041
                                                    ==========
    The estimated fair values of the senior secured project note at December 31, 2000 and 1999 were $8.3 million and $13.5 million, respectively.

4.  INCOME TAXES

    The provision for income taxes for the years ended December 31, 1999 and 1998, consisted of the following:

                 Current         Deferred          Total
                ---------       -----------       --------
1999

Federal          $   363          $(5,921)          $(5,558)
State                102             (848)             (746)
               ---------      -----------          --------
Total            $   465          $(6,769)          $(6,304)
               =========      ===========          ========
1998

Federal          $ 9,267          $  (294)          $ 8,973
State              2,740             (205)            2,535
               ---------      -----------          --------
Total            $12,007          $  (499)          $11,508
               =========      ===========          ========

    The Royalty Company's effective tax rate differs from the statutory federal income tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

5. CONTINGENCY

    Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

    The Funding Corporation is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

     o The Federal Energy Regulatory Commission ("FERC") has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California known as the California Power Exchange in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

     o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retail customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

     o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC ordered Edison to pay the QFs on a go forward basis within 15 days of the invoice and purportedly modified the calculation of Short Run Avoided Cost.

     o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its undercollection of revenues.

    The Funding Corporation can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

    Edison has failed to pay approximately $76 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

    On February 21, 2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Guarantors to suspend deliveries of power to Edison and to permit the Guarantors to sell such power to other purchasers in California.

    On March 22, 2001, the Superior Court granted Guarantors' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, Guarantors have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) Guarantors are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Guarantors intend to vigorously pursue their other remedies in this action in light of Edison's continuing non-payment.

    The Funding Corporation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

    As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Securities to BBB- and has placed the Securities on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets.

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

     EXECUTIVE OFFICER          POSITION

     Gregory E. Abel*           Director
     Brian K. Hankel            Vice President and Treasurer
     Joseph M. Lillo            Vice President and Controller
     Douglas L. Anderson        Director, Vice President, and General Counsel
     Patrick J. Goodman         Director
     Larry Kellerman*           Director
     John L. Harrison*          Director

* Gregory E. Abel is Director of CalEnergy Minerals LLC and Salton Sea Minerals Corp. only. * Larry Kellerman is Director for all entities except CalEnergy Minerals LLC and Salton Sea Minerals Corp. * John L. Harrison is Director for all entities except CalEnergy Minerals LLC and Salton Sea Minerals Corp.

     GREGORY E. ABEL, 38, Director for CalEnergy Minerals LLC and Salton Sea Minerals Corp. only. Mr. Abel joined MidAmerican in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

     BRIAN K. HANKEL, 38, Vice President and Treasurer of each Guarantor subsidiary. Mr. Hankel joined MidAmerican in February 1992 as Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to that, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

     JOSEPH M. LILLO, 31, Vice President and Controller. Mr. Lillo joined MidAmerican in November 1996, and served as Manager of Financial Reporting and was promoted to Controller/IPP in March 1998. Mr Lillo was promoted to Controller in July 1999. Prior to joining the Company, Mr. Lillo was a senior associate with Coopers & Lybrand LLP.

     DOUGLAS L. ANDERSON, 43, Director, Vice President and General Counsel of each Guarantor subsidiary. Mr. Anderson joined MidAmerican in February 1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker, Meusey, Olson, Boyer & Bloch, P.C. in Omaha. Prior to that Mr. Anderson was a principal in the firm Anderson & Anderson.

     PATRICK J. GOODMAN, 34, Director. Mr. Goodman joined MidAmerican in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Mr. Goodman was promoted to Chief Financial Officer in April 1999. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

     LARRY KELLERMAN, 45, President of El Paso Power Services Company and a Director of each Guarantor subsidiary except CalEnergy Minerals LLC and Salton Sea Minerals Corp. Mr. Kellerman joined El Paso Energy in February 1998. Prior to joining El Paso Energy, he was President of Citizens Power, where he initiated Citizens' activities in the power marketing field in 1988, when Citizens was the initial power marketer granted FERC authorization. From 1982 through 1988, Mr. Kellerman was General Manager of Power Marketing and Power Supply for Portland General Electric. From 1979 through 1982, Mr. Kellerman was Financial Analyst and Power Contract Negotiator with Southern California Edison, where he negotiated some of the first Public Utility Regulatory Policies Act qualifying facility contracts in the nation.

     JOHN L. HARRISON, 42, Senior Managing Director and Chief Financial Officer of El Paso Merchant Energy and a Director of each Guarantor subsidiary except CalEnergy Minerals LLC and Salton Sea Minerals Corp. Mr. Harrison joined El Paso Energy in June 1996. Prior to joining El Paso Energy, Mr. Harrison was a partner with Coopers & Lybrand LLP for five years.

Item 11.      Executive Compensation

     The Funding Corporation's and the Guarantors' directors and executive officers receive no remuneration for serving in such capacities.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Description of Capital Stock

     As of December 31, 2000, the authorized capital stock of the Funding Corporation consisted of 1,000 shares of common stock, par value $.01 per share (the "Common Stock"), of which 100 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 1999, there was one holder of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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

     Not Applicable

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                         SALTON SEA FUNDING CORPORATION

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                              Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
(Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           SALTON SEA BRINE PROCESSING, L.P.
                           a California limited partnership

                           By:     Salton Sea Power Company,
                           a California corporation, its general partner

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                               Date
-----------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           SALTON SEA POWER GENERATION, L.P.,
                           a California  limited partnership

                           By: Salton Sea Power Company, a
                           California corporation, its general partner

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
------------------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           FISH LAKE POWER LLC

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                              Date
------------------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           VULCAN POWER COMPANY

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
------------------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           CALENERGY OPERATING CORPORATION

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
-----------------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           SALTON SEA ROYALTY LLC

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                 Date
-------------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           LEATHERS, L.P., a
                           California limited partnership

                           By:  CalEnergy Operating Corporation, a
                           Delaware corporation, its general partner

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
---------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           ELMORE L.P., a California  limited partnership
                           By:  CalEnergy Operating Corporation, a
                           Delaware corporation, its general partner

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
---------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           DEL RANCH L.P., a
                           California limited partnership

                           By:  CalEnergy Operating Corporation, a
                           Delaware corporation, its general partner

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
-----------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           VPC GEOTHERMAL LLC., a
                           Delaware corporation

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
----------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           NIGUEL ENERGY COMPANY, a
                           California corporation

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
--------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           CONEJO ENERGY COMPANY, a
                           California corporation

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

                                                         Date
-----------------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           SAN FELIPE ENERGY COMPANY, a
                           California corporation

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
---------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           VULCAN/BN GEOTHERMAL POWER COMPANY, a
                           Nevada general partnership

                           By: VULCAN POWER COMPANY, a
                           Nevada corporation, Partner

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
---------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           SALTON SEA POWER L.L.C., a
                           Delaware Limited Liability Company

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
--------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           CE TURBO LLC, a
                           Delaware Limited Liability Company

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
-----------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           CE SALTON SEA INC., a
                           Delaware Corporation

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
---------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman *                            March 29, 2001
--------------------
Larry Kellerman
Director

/s/  John L. Harrison *                           March 29, 2001
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           CALENERGY MINERALS LLC, a
                           Delaware Limited Liability Company

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
--------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Greg E. Abel *                               March 29, 2001
-----------------
Greg E. Abel
Director

* By: /s/ Douglas L. Anderson

          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                           SALTON SEA MINERALS CORP., a
                           Delaware Corporation

                           By:/s/ Douglas L. Anderson
                           Douglas L. Anderson
                           Director, Vice President and General Counsel

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                Date
--------------------------------------------------------------------

/s/  Douglas L. Anderson                          March  29, 2001
------------------------
Douglas L. Anderson

Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo                              March  29, 2001
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                         March 29, 2001
------------------------
Patrick J. Goodman
Director

/s/  Greg E. Abel *                               March 29, 2001
-----------------
Greg E. Abel
Director

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

     3.2 By-laws of the Funding Corporation (incorporated by reference to Exhibit 3.2 to the Funding Corporation Form S-4).

     3.3  Limited  Partnership  Agreement of SSBP  (incorporated by reference to
          Exhibit 3.3 to the Funding Corporation Form S-4).

     3.4  Limited  Partnership  Agreement of SSPG  (incorporated by reference to
          Exhibit 3.4 to the Funding Corporation Form S-4).

     3.5 Certificate of Formation of Fish Lake, LLC (incorporated by reference to Exhibit 3.5 to the Amendment No. 1 dated June 29, 1999 of the Funding Corporation Form S-4 ("99 Form S 4)).

     3.6 Limited Liability Company Agreement of Fish Lake (incorporated by reference to Exhibit 3.6 to the Funding Corporation Form 99 Form S-4).

     3.7  Articles of Incorporation of VPC (incorporated by reference to Exhibit
          3.7 to the Funding Corporation Form S-4).

     3.8 By-laws of VPC (incorporated by reference to Exhibit 3.8 to the Funding Corporation Form S-4).

     3.9 Articles of Incorporation of CEOC (incorporated by reference to Exhibit 3.9 to the Funding Corporation Form S-4).

     3.10 By-laws of CEOC (incorporated by reference to Exhibit 3.10 to the Funding Corporation Form S-4).

     3.11 Certificate of Formation of the Royalty Guarantor (incorporated by reference to Exhibit 3.11 to the Funding Corporation 99 Form S-4).

     3.12 Limited   Liability   Company   Agreement  of  the  Royalty  Guarantor
          (incorporated by reference to Exhibit 3.12 to the Funding Corporation 99 Form S-4).

     3.13 Certificate of Formation of VPC Geothermal (incorporated by reference to Exhibit 3.13 to the Funding Corporation 99 Form S 4).

     3.14 Limited Liability Company Agreement of VPG Geothermal (incorporated by reference to Exhibit 3.14 to the Funding Corporation 99 Form S-4).

     3.15 Articles of Incorporation of San Felipe  (incorporated by reference to
          Exhibit 3.15 to the Funding Corporation Registration Statement of Form S-4 dated July 2, 1996, 333-07527 ("Funding Corporation II Form S-4")).

     3.16 By-laws of San Felipe (incorporated by reference to Exhibit 3.16 to the Funding Corporation II Form S-4).

     3.17 Articles of Incorporation of Conejo (incorporated by reference to Exhibit 3.17 to the Funding Corporation II Form S-4).

     3-18 By-laws of Conejo (incorporated by reference to Exhibit 3.18 to the Funding Corporation II Form S-4).

     3.19 Articles of Incorporation of Niguel (incorporated by reference to Exhibit 3.19 to the Funding Corporation II Form S-4).

     3.20 By-laws of Niguel (incorporated by reference to Exhibit 3.20 to the Funding Corporation II Form S-4).

     3.21 General Partnership  Agreement of Vulcan (incorporated by reference to
          Exhibit 3.21 to the Funding Corporation II Form S-4).

     3.22 Limited Partnership Agreement of Leathers (incorporated by reference to Exhibit 3.22 to the Funding Corporation II Form S-4).

     3.23 Amended and Restated Limited Partnership Agreement of Del Ranch (incorporated by reference to Exhibit 3.23 to the Funding Corporation II Form S-4).

     3.24 Amended  and  Restated   Limited   Partnership   Agreement  of  Elmore
          (incorporated by reference to Exhibit 3.24 to the Funding Corporation II Form S-4).

     3.25 Certificate of Formation of Minerals LLC (incorporated by reference to
          Exhibit 3.25 to the Funding Corporation 99 Form S-4)

     3.26 Limited Liability Company Agreement of Minerals LLC (incorporated by reference to Exhibit 3.26 to the Funding Corporation 99 Form S-4).

     3.27 Certificate  of Formation of Turbo LLC  (incorporated  by reference to
          Exhibit 3.27 to the Funding Corporation 99 Form S-4).

     3.28 Limited Liability Company Agreement of turbo LLC (incorporated by reference to Exhibit 3.28 to the Funding Corporation 99 Form S-4).

     3.29.Articles of Incororation of CESS (incorporated by reference to Exhibit 3.29 to the Funding Corporation 99 Form S-4).

     3.30 By-laws of CESS (incorporated by reference to Exhibit 3.30 to the Funding Corporation 99 Form S-4).

     3.31 Articles of Incorporation of SSMC (incorporated by reference to Exhibit 3.31 to the Funding Corporation 99 Form S-4).

     3.32 By-laws of SSMC (incorporated by reference to Exhibit 3.32 to the Funding Corporation 99 Form S-4).

     3.33 Certificate  of Formation of Power LLC  (incorporated  by reference to
          Exhibit 3.33 to the Funding Corporation 99 Form S-4).

     3.34 Limited Liability Company Agreement of Power LLC (incorporated by reference to Exhibit 3.34 to the Funding Corporation 99 Form S-4).

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

     4.2 Amended and Restated Salton Sea Secured Guarantee, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.2 to the Funding Corporation Form S-4).

     4.3 Second Amended and Restated Partnership Secured Limited Guarantee, dated as of October 13, 1998 by by CEOC, and VPC, Conejo, Niguel, Sal Felipe, BNG, Del Ranch, Elmore, Leathers and Vulcan in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.3(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

     4.5(c) Exchange and Registration Rights Agreement, dated October 13, 1998 by and among CS First Boston Corporation, Goldman Sachs & Co., and the Funding Corporation (incorporated by reference to Exhibit 4.5(c) of the 99 Form S-4).

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

     4.12 Amended and Restated Salton Sea Credit Agreement, dated October 13, 1998, by and among SSBP, SSPG, Power LLC and Fish Lake (incorporated by reference to Exhibit 4.12 to the Funding Corporation 99 Form S-4).

     4.13 Salton Sea Project Note (SSI), dated October 13, 1998, by SSBP, SSPG, Power LLC and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13 to the Funding Corporation 99 Form S-4).

     4.13aSalton Sea Project Note  (SSIII),  dated  October 13,  1998,  by SSBP,
          SSPG, Power LLC and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13(a) to the Funding Corporation 99 Form S-4).

     4.14 Amended and Restated Deposit and Disbursement Agreement, dated as of October 13, 1998, by and among the Funding Corporation, Chemical Trust Company of California and the Guarantors. (incorporated by reference to Exhibit 4.14 to the Funding Corporation 99 Form S-4).

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

     4.19 Second Amended and Restated Partnership Guarantors Credit Agreement, dated October 13, 1998, by and among the Partnership Guarantors and the Funding Corporation (incorporated by reference to Exhibit 4.19(c) to the Funding Corporation Form 10-K/A).

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

     4.31 Partnership Project Note (SSI), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, Turbo LLC and Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(a) to the Funding Corporation Form 10-K/A).

     4.31(a) Partnership Project Note (SSII), dated October 13, 1998, by VPC and
          CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, Turbo LLC and Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(b) to the Funding Corporation Form 10-K/A).

     4.31(b) Partnership Project Note (SSIII), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, Turbo LLC and Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(c) to the Funding Corporation Form 10-K/A).

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

     4.35 Intentionally Omitted

     4.36 Intentionally Omitted

     4.37 Deed of Trust, dated as of June 20, 1996, by Vulcan to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.35 to the Funding Corporation II Form S-4).

     4.37(a) First Amendment to Deed of Trust, dated October 13, 1998 by Vulcan to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.37(a) to the Form 10-K/A).

     4.38 Deed of Trust, dated as of June 20, 1996, by Elmore to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.36 to the Funding Corporation II Form S-4).

     4.38(a) First Amendment to Deed of Trust, dated October 13, 1998, by Elmore to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.38(a) to the Form 10-K/A).

     4.39 Deed of Trust, dated as of June 20, 1996, by Leathers to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.37 to the Funding Corporation II Form S-4).

     4.39(a) First  Amendment  to Deed of Trust,  dated  October  13,  1998,  by
          Leathers to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.39(a) to the Form 10-K/A).

     4.40 Deed of Trust, dated as of June 20, 1996, by Del Ranch to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.38 to the Funding Corporation II Form S-4).

     4.40(a) First  Amendment to Deed of Trust,  dated  October 13, 1998, by Del
          Ranch to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.40(a) to the Form 10-K/A).

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

     4.45 Agreement regarding Security Documents, dated as of June 20, 1996, by and among the Initial Guarantors, Magma, SSPC, the Funding Corporation and Chemical Trust Company of California (incorporated by reference to Exhibit 4.45 to the Funding Corporation II Form S-4).

     5.1  Opinion of Willkie  Farr & Gallagher  (incorporated  by  reference  to
          Exhibit 5.1 of the 99 Form S-4).

     5.2 Opinion of Latham & Watkins (incorporated by reference to Exhibit 5.2 of the 99 Form S-4).

     5.3  Opinion of Lionel  Sawyer & Collines  (incorporated  by  reference  to
          Exhibit 5.3 of the 99 Form S-4).

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

     10.1(c) Second Amendment to Salton Sea Deed of Trust,  Assignment of Rents,
          Security Agreement and Fixed Filing, dated as of October 13, 1998, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.1(c) to the Form 10-K/A).

     10.2 Collateral Assignment of Southern California Edison Company Agreements, dated as of July 21, 1995, by SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.3 to the Funding Corporation Form S-4).

     10.3 Contract for the Purchase and Sale of Electric Power from the Salton Sea Geothermal Facility, dated May 9, 1987 (the "Unit 1 Power Purchase Agreement"), between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.4 to the Funding Corporation Form S-4).

     10.4 Amendment No. 1 to the Unit 1 Power Purchase Agreement, dated as of March 30, 1993, between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.5 to the Funding Corporation Form S-4).

     10.5 Amendment No. 2 to Unit 1 Power Purchase Agreement, dated November 29, 1994, between Southern California Edison Company and SSPG (incorporated by reference to Exhibit 10.6 to the Funding Corporation Form S-4).

     10.6 Contract for the Purchase and Sale of Electric Power, dated April 16, 1985 (the "Unit 2 Power Purchase Agreement"), between Southern
          California Edison Company and Westmoreland Geothermal Associates (incorporated by reference to Exhibit 10.7 to the Funding Corporation Form S-4).

     10.7 Amendment No. 1 to Unit 2 Power Purchase Agreement, dated as of December 18, 1987, between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.8 to the Funding Corporation Form S-4).

     10.8 Power Purchase Contract, dated April 16, 1985 (the "Unit 3 Power Purchase Agreement"), between Southern California Edison Company and Union Oil Company of California (incorporated by reference to Exhibit
          10.9 to the Funding Corporation Form S-4).

     10.9 Power Purchase Contract (the "Unit 4 Power Purchase Agreement"), dated November 29, 1994, between Southern California Edison Company, SSPG and Fish Lake (incorporated by reference to Exhibit 10.10 to the Funding Corporation Form S-4).

     10.10Plant Connection Agreement (Unit 2), dated October 3, 1989, between the Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.11 to the Funding Corporation Form S-4).

     10.11Plant  Connection  Agreement,  dated August 2, 1988 (Unit 3),  between the Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.12 to the Funding Corporation Form S-4).

     10.12Imperial Irrigation District Funding and Construction Agreements as amended (Units 2 and 3), dated as of June 29, 1987, among the Imperial Irrigation District, Earth Energy, Inc., Chevron Geothermal Company of California, Geo East Mesa No. 3, Inc., Magma Power Company, Desert Power Company, Geo East Mesa No. 2, Inc., Heber Geothermal Company, Ormesa Geothermal, Ormesa Geothermal II, Vulcan/BN Geothermal Power Company, Union Oil Company of California, Del Ranch L.P., Elmore L.P., Leathers L.P., Geo East Mesa Limited Partnership and Imperial Resource Recovery Associates, L.P. (incorporated by reference to Exhibit 10.13 to the Funding Corporation Form S-4).

     10.13Transmission Service Agreement, dated as of October 3, 1989 (Unit 2), between the Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.14 to the Funding Corporation Form S-4).

     10.14Transmission Service Agreement, dated as of August 2, 1988 (Unit 3), between the Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.15 to the Funding Corporation Form S-4).

     10.15Plant Connection Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.16 to the Funding Corporation Form S-4).

     10.16Letter Agreement, dated February 2, 1995, between Magma Power Company and the Imperial Irrigation District (incorporated by reference to Exhibit 10.17 to the Funding Corporation Form S-4).

     10.17Transmission Service Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.18 to the Funding Corporation Form S-4).

     10.18Transmission  Line  Construction  Agreement  (Unit 4),  dated July 14,
          1995, between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.19 to the Funding Corporation Form S-4).

     10.19Funding  Agreement,  dated June 15,  1988 (Unit 2),  between  Southern
          California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.20 to the Funding Corporation Form S-4).

     10.20Second Amended and Restated  Administrative Services Agreement, by and
          among CEOC, SSBP, SSPG and Fish Lake, dated as of July 15, 1995 (incorporated by reference to Exhibit 10.21 to the Funding Corporation Form S-4).

     10.21Second Amended and Restated Operating and Maintenance Agreement, dated as of July 15, 1995, by and among Magma Power Company, SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 10.22 to the Funding Corporation Form S-4).

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

     10.30Amended and Restated Operating and Maintenance Agreement, dated as of June 17, 1996, between CEOC and Elmore (incorporated by reference to
          Exhibit 10.30 to the Funding Corporation II Form S-4).

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