Form 10-Q
period 2001-03-31
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC; SALTON SEA ROYALTY CO; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P
filed 2001-05-15
CIK 949149, 949256, 949258, 949260, 949262, 949462, 1017939, 1017941, 1017943, 1017945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2001 Commission
                                File No. 33-95538

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

                                    Yes X       No

     All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on May [14], 2001.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                                 March 31, 2001
                                  -------------

                                 C O N T E N T S


                          PART I: FINANCIAL INFORMATION


Item 1.          Financial Statements                                       Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                              4

Balance Sheets, March 31, 2001 and December 31, 2000                         5

Statements of Operations for the Three Months Ended
    March 31, 2001 and 2000                                                  6

Statements of Cash Flows for the Three Months Ended
    March 31, 2001 and 2000                                                  7

Notes to Financial Statements                                                8

SALTON SEA GUARANTORS

Independent Accountants' Report                                             10

Combined Balance Sheets, March 31, 2001 and December 31, 2000               11

Combined Statements of Operations for the Three Months Ended
    March 31, 2001 and 2000                                                 12

Combined Statements of Cash Flows for the Three Months Ended
    March 31, 2001 and 2000                                                 13

Notes to Combined Financial Statements                                      14

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                             16

Combined Balance Sheets, March 31, 2001 and December 31, 2000               17

Combined Statements of Operations for the Three Months Ended
    March 31, 2001 and 2000                                                 18

Combined Statements of Cash Flows for the Three Months Ended
    March 31, 2001 and 2000                                                 19

Notes to Combined Financial Statements                                      20

SALTON SEA ROYALTY LLC

Independent Accountants' Report                                             22

Balance Sheets, March 31, 2001 and December 31, 2000                        23

Statements of Operations for the Three Months Ended
    March 31, 2001 and 2000                                                 24

Statements of Cash Flows for the Three Months Ended
    March 31, 2001 and 2000                                                 25

Notes to Financial Statements                                               26

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              28


                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings                                          37
Item 2.          Changes in Securities                                      37
Item 3.          Defaults on Senior Securities                              37
Item 4.          Submission of Matters to a Vote of
                 Security Holders                                           37
Item 5.          Other Information                                          37
Item 6.          Exhibits and Reports on Form 8-K                           37

Signatures                                                                  38

Exhibit Index                                                               39

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of March 31, 2001, and the related statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Salton Sea Funding Corporation as of December 31, 2000, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Note 4), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 7, 2001

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)



                                              March 31,           December 31,
                                                2001                  2000
                                             (unaudited)
ASSETS
Cash                                           $   3,161            $   8,467
Prepaid expenses and other assets                 13,891                3,563
Due from affiliates                                  349                  ---
Current portion of secured project notes
  from Guarantors                                 23,658               23,658
                                                --------            ---------
Total current assets                              41,059               35,688

Secured project notes from Guarantors            520,250              520,250
Investment in 1% of net assets of
    Guarantors                                     9,457                9,437
                                              ----------           ----------
                                               $ 570,766            $ 565,375
                                              ==========           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                            $  13,742            $   3,479
Due to affiliates                                    ---                4,753
Current portion of long term debt                 23,658               23,658
                                               ---------            ---------
Total current liabilities                         37,400               31,890

Senior secured notes and bonds                   520,250              520,250
                                               ---------            ---------
    Total liabilities                            557,650              552,140

Commitments and contingencies (Note 3)

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                ---                  ---
Additional paid-in capital                         5,366                5,366
Retained earnings                                  7,750                7,869
                                              ----------           ----------
    Total stockholder's equity                    13,116               13,235
                                              ----------           ----------
                                               $ 570,766            $ 565,375
                                              ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                      2001              2000
Revenues:

Interest income                                                 $      10,329       $    10,963
Equity in earnings (loss) of Guarantors                                    20               (42)
                                                                    ---------          --------
Total revenues                                                         10,349            10,921
                                                                    ---------          --------

Expenses:

General and administrative expenses                                       289               259
Interest expense                                                       10,263            10,763
                                                                    ---------          --------
Total expenses                                                         10,552            11,022
                                                                    ---------          --------
Loss before income taxes                                                 (203)             (101)
Income tax benefit                                                        (84)              (42)
                                                                    ---------          --------
Net loss                                                        $        (119)      $       (59)
                                                                    =========          ========

                     The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                               March 31,
                                                                                      2001               2000

Cash flows from operating activities:
     Net loss                                                                    $       (119)    $        (59)
     Adjustments to reconcile net loss to net
         cash flow from operating activities:
     Equity in (earnings) loss of Guarantors                                              (20)              42
     Changes in assets and liabilities:
         Prepaid expenses and other assets                                            (10,328)         (10,877)
         Accrued liabilities                                                           10,263           10,782
                                                                                 ------------     ------------
     Net cash flows from operating activities                                            (204)            (112)
                                                                                 ------------     ------------
Cash flows from financing activities:
     Increase (decrease) in due to affiliates                                          (5,102)           8,746
                                                                                 ------------     ------------
     Net cash flows from financing activities                                          (5,102)           8,746
                                                                                 ------------     ------------
Net change in cash                                                                     (5,306)           8,634

Cash at the beginning of period                                                         8,467            2,086
                                                                                 ------------     ------------
Cash at the end of period                                                        $      3,161     $     10,720
                                                                                 ============     ============
Supplemental disclosures:
     Interest paid                                                               $        ---     $        ---
                                                                                 ============     ============

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                              ---------------------


1.  General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Pronouncements:

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

3.  Contingency:

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made certain payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

Edison has failed to pay approximately $119 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments.

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

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley projects' available power is sold to EPME based on percentages of the Dow Jones SP-15 Index.

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

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have  reviewed  the  accompanying  combined  balance  sheet of the Salton Sea
Guarantors as of March 31, 2001, and the related combined statements of operations and cash flows for the three month period ended March 31, 2001 and 2000. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Salton Sea Guarantors as of December 31, 2000, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Note 6), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 7, 2001

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                            March 31,              December 31,
                                                                                2001                    2000
                                                                           (unaudited)
ASSETS
Accounts receivable, net of allowance of $12,532 and
    $0, respectively                                                      $     42,688           $      24,396
Prepaid expenses and other assets                                                5,982                   8,699
                                                                          ------------           -------------
Total current assets                                                            48,670                  33,095
Restricted cash                                                                    ---                      17
Property, plant, contracts and equipment, net                                  564,457                 566,577
Excess of cost over fair value of net assets
   acquired, net                                                                45,248                  45,574
                                                                          ------------           -------------
                                                                          $    658,375           $     645,263
                                                                          ============           =============


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                          $      3,477           $           5
Accrued liabilities                                                             12,812                  10,826
Current portion of long term debt                                               17,319                  17,319
                                                                          ------------           -------------
Total current liabilities                                                       33,608                  28,150

Due to affiliates                                                               24,512                  18,720
Senior secured project note                                                    266,898                 266,898
                                                                          ------------           -------------
    Total liabilities                                                          325,018                 313,768

Commitment and contingencies (Note 4)

Total Guarantors' equity                                                       333,357                 331,495
                                                                          ------------           -------------
                                                                          $    658,375           $     645,263
                                                                          ============           =============

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                              March 31
                                                                        2001             2000
                                                                  --------------    -------------
Revenues:

Sales of electricity                                              $       32,130    $       8,893
Interest and other income                                                    ---              127
                                                                  --------------    -------------
     Total revenues                                                       32,130            9,020
                                                                  --------------    -------------
Expenses:

Operating, general and administration                                     13,357            5,758
Depreciation and amortization                                              4,370            4,094
Interest expense                                                           5,490            5,840
Less capitalized interest                                                 (1,692)          (3,323)
                                                                  --------------    -------------
     Total expenses                                                       21,525           12,369
                                                                  --------------    -------------
Income (loss) before cumulative effect of accounting change               10,605           (3,349)

Cumulative effect of accounting change                                    (8,743)             ---
                                                                  --------------    -------------
Net income (loss)                                                 $        1,862    $      (3,349)
                                                                  ==============    =============

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                          2001            2000
                                                                                ---------------    -------------
Cash flows from operating activities:
Net income (loss)                                                               $         1,862    $      (3,349)
Adjustments to reconcile net income (loss) to net
    cash flows from operating activities:
       Depreciation and amortization                                                      4,370            4,094
       Cumulative effect of change in accounting principle                                8,743              ---
       Changes in assets and liabilities:
         Accounts receivable                                                            (18,292)           8,129
         Prepaid expenses and other assets                                               (6,026)          (1,111)
         Accounts payable and accrued
          liabilities                                                                     5,458            6,235
                                                                                ---------------    -------------
Net cash flows from operating activities                                                 (3,885)          13,998
                                                                                ---------------    -------------
Cash flows from investing activities:
Capital expenditures                                                                     (1,924)          (6,977)
Decrease in restricted cash                                                                  17            2,094
                                                                                ---------------    -------------
Net cash flows from investing activities                                                 (1,907)          (4,883)
                                                                                ---------------    -------------
Cash flows from financing activities:
 Increase (decrease) in due to affiliates                                                 5,792           (9,115)
                                                                                ---------------    -------------
Net cash flows from financing activities                                                  5,792           (9,115)
                                                                                ---------------    -------------
Net change in cash                                                                          ---              ---
Cash at beginning of period                                                                 ---              ---
                                                                                ---------------    -------------
Cash at end of period                                                           $           ---    $         ---
                                                                                ===============    =============

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              --------------------


1.  General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Policy Change:

The Guarantors have changed their policy of accounting for major maintenance, overhaul and well workover costs. These costs which have historically been accounted for using deferral methods, will be expensed as incurred. The new policy went into effect January 1, 2001 and the Guarantors have recorded a cumulative effect of $8.7 million.

3.  Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on the Guarantors's financial position, results of operations or any impact on their cash flows.

The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. The Guarantors have not determined if the ultimate resolution of those issues would have a material impact on their financial statements.

4.  Contingency:

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made certain payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

Edison has failed to pay approximately $42.2 million to the Guarantors due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments.

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

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley project's available power is sold to EPME based on percentages of the Dow Jones SP-15 Index. The Funding Corporation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

As a result of SoCal Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of SoCal Edison's credit ratings, Moody's has downgraded the ratings for the Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Securities to BBB- and has placed the Securities on "credit watch negative".

The Guarantors are contractually entitled to receive payments due under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay, the Guarantors have established an allowance for doubtful accounts of approximately $12.5 million at March 31, 2001.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 2001, and the related combined statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Partnership Guarantors' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Partnership Guarantors as of December 31, 2000, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Note 8A), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 7, 2001

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                 March 31,      December 31,
                                                                   2001             2000
                                                             ------------     -------------
                                                               (unaudited)
ASSETS
Accounts receivable, net of allowance of $28,845 and
    $0, respectively                                         $     49,430     $      28,319
Prepaid expenses and other assets                                  18,075            26,661
                                                             ------------     -------------
Total current liabilities                                          67,505            54,980

Restricted cash                                                       ---               106
Due from affiliates                                                25,279            35,066
Property, plant, contracts and equipment, net                     638,835           636,264
Management fee                                                     69,574            70,855
Excess of cost over fair value of net assets
  acquired, net                                                   123,539           124,430
                                                             ------------     -------------
                                                             $    924,732     $     921,701
                                                             ============     =============


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                             $      8,627     $         101
Accrued liabilities                                                20,835            17,722
Current portion of long term debt                                   1,907             1,907
                                                             ------------     -------------
Total current liabilities                                          31,369            19,730

Senior secured project notes                                      248,743           248,743
Deferred income taxes                                              98,764           101,734
                                                             ------------     -------------
Total liabilities                                                 378,876           370,207

Commitments and contingencies (Note 4)

Guarantors' equity:
Common stock                                                            3                 3
Additional paid-in capital                                        387,663           387,663
Retained earnings                                                 158,190           163,828
                                                             ------------     -------------
Total Guarantors' equity                                          545,856           551,494
                                                             ------------     -------------
                                                             $    924,732     $     921,701
                                                             ============     =============

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       2001              2000
                                                                -------------     -------------
Revenues:

Sales of electricity                                            $      23,494     $      10,389
Interest and other income                                                  35               476
                                                                -------------     -------------
Total revenues                                                         23,529            10,865
                                                                -------------     -------------
Expenses:

Operating, general and
   administration                                                      14,394             7,790
Depreciation and amortization                                           5,081             4,645
Interest expense                                                        4,793             5,095
Less capitalized interest                                              (4,733)           (4,911)
                                                                -------------     -------------

Total expenses                                                         19,535            12,619
                                                                -------------     -------------

Income (loss) before income taxes                                       3,994            (1,754)

Provision for income taxes expense (benefit)                            1,378              (579)
                                                                -------------     -------------
Income (loss) before cumulative effect of accounting change             2,616            (1,175)

Cumulative effect of accounting change, net of tax                     (8,254)              ---
                                                                -------------     -------------

Net loss                                                        $      (5,638)    $      (1,175)
                                                                =============     =============


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                          2001            2000
                                                                                --------------     -------------
Cash flows from operating activities:
Net loss                                                                        $       (5,638)    $      (1,175)
Adjustments to reconcile net loss to net
    cash flow from operating activities:
       Depreciation and amortization                                                     5,081             4,645
       Cumulative effect of change in accounting principle, net of tax                   8,254               ---
       Deferred income taxes                                                             1,378              (579)
       Changes in assets and liabilities:
          Accounts receivable                                                          (21,111)            7,336
          Prepaid expenses and other assets                                             (4,016)           (4,563)
          Accounts payable and accrued
           liabilities                                                                  11,639            12,218
                                                                                --------------     -------------
Net cash flows from operating activities                                                (4,413)           17,882
                                                                                --------------     -------------
Cash flows from investing activities:
Capital expenditures                                                                    (6,299)          (60,850)
Decrease in restricted cash                                                                106            33,984
Management fee                                                                             819               197
                                                                                --------------     -------------
Net cash flows from investing activities                                                (5,374)          (26,669)
                                                                                --------------     -------------
Cash flows from financing activities:
Increase in due from affiliates                                                          9,787             8,787
                                                                                --------------     -------------
Net cash flows from financing activities                                                 9,787             8,787
                                                                                --------------     -------------
Net change in cash                                                                         ---               ---

Cash at beginning of period                                                                ---               ---
                                                                                --------------     -------------
Cash at end of period                                                           $          ---     $         ---
                                                                                ==============     =============

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              --------------------

1.  General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Policy Change:

The Guarantors have changed their policy of accounting for major maintenance, overhaul and well workover costs. These costs which have historically been accounted for using deferral methods, will be expensed as incurred. The new policy went into effect January 1, 2001 and the Guarantors have recorded a cumulative effect of $8.3 million, net of tax.

3.  Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on the Guarantors's financial position, results of operations or any impact on their cash flows.

The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. The Guarantors have not determined if the ultimate resolution of those issues would have a material impact on their financial statements.

4.  Contingency:

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made certain payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

Edison has failed to pay approximately $76.8 million to the Guarantors due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments.

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

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley project's available power is sold to EPME based on percentages of the Dow Jones SP-15 Index.

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

The Guarantors are contractually entitled to receive payments due under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay, the Guarantors have established an allowance for doubtful accounts of approximately $28.8 million at March 31, 2001.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of March 31, 2001, and the related statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Royalty LLC as of December 31, 2000, and the related statements of operations, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Note 5), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 7, 2001

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)


                                                   March 31,        December 31,
                                                      2001              2000
                                                  (unaudited)
                                                   ----------       ----------
ASSETS
Prepaid expenses and other assets                  $       69       $       82
                                                   ----------       ----------
Total current assets                                       69               82

Royalty stream, net                                    15,459           15,719
Excess of cost over fair value of net assets
  acquired, net                                        31,145           31,372
Due from affiliates                                    29,081           26,497
                                                   ----------       ----------
                                                   $   75,754       $   73,670
                                                   ==========       ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                                $      221       $       57
Current portion of long term debt                       4,434            4,434
                                                   ----------       ----------
Total current liabilities                               4,655            4,491

Senior secured project note                             4,607            4,607
                                                   ----------       ----------
    Total liabilities                                   9,262            9,098

Commitment and contingencies (Note 3)

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding                ---              ---
Additional paid-in capital                              1,561            1,561
Retained earnings                                      64,931           63,011
                                                   ----------       ----------
Total equity                                           66,492           64,572
                                                   ----------       ----------
                                                   $   75,754       $   73,670
                                                   ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                           Three Months Ended
                                                March 31,
                                         2001              2000
Revenues:
Royalty income                     $     3,463       $       1,560

Expenses:
Operating, general and
     administrative expenses               879                 415
Amortization of royalty stream
   and goodwill                            487                 491
Interest expense                           177                 284
                                   -----------       -------------
Total expenses                           1,543               1,190
                                   -----------       -------------

Net income                         $     1,920       $         370
                                   ===========       =============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                             2001             2000
                                                     -------------    -------------
Cash flows from operating activities:
Net income                                           $       1,920    $         370
Adjustments to reconcile net income to net
    cash flow from operating activities:
       Amortization of royalty stream and goodwill             487              491
       Changes in assets and liabilities:
       Prepaid expenses and other assets                        13               38
       Accrued liabilities and deferred income taxes           164              245
                                                     -------------    -------------
Net cash flows from operating activities                     2,584            1,144
                                                     -------------    -------------
Net cash flows from financing activities:
Increase in due from affiliates                             (2,584)          (1,144)
                                                     -------------    -------------
Net cash flows from financing activities                    (2,584)          (1,144)

Net change in cash                                             ---              ---

Cash at beginning of period                                    ---              ---
                                                     -------------    -------------
Cash at end of period                                $         ---    $         ---
                                                     =============    =============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

1.  General:

In the opinion of management of the Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on the Company's financial position, results of operations or any impact on its cash flows.

The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. The Company has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

3.  Contingency:

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made certain payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

Edison has failed to pay approximately $119 million to the Guarantors due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments.

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

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley project's available power is sold to EPME based on percentages of the Dow Jones SP-15 Index.

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

Until March 22, 2001, the Vulcan, Leathers, Del Ranch and Elmore partnerships (collectively, the "Partnership Projects") sold all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison is contractually obligated to make fixed annual capacity payments to the projects and, to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payments are significantly higher in the months of June through September. The price for energy sold is based on the cost that Edison avoids by purchasing energy from the Imperial Valley Partnership Projects instead of obtaining the energy from other sources (avoided cost of energy) for energy delivered pursuant to their respective SO4 Agreements.

Until March 22, 2001, the Salton Sea I Project sold electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a base price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.9 cents per kWh during the three months ended March 31, 2001. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's avoided cost of energy.

                       THE SALTON SEA FUNDING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)

Until March 22, 2001, the Salton Sea II and Salton Sea III Projects sold electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expired on April 4, 2000 for Salton Sea II and expired on February 13, 1999 for Salton Sea III, were levelized at a time period weighted average of
10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the price for energy is Edison's avoided cost of energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

Until March 22, 2001, the Salton Sea IV Project sold electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake Power Purchase Agreement ("PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6
MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

Edison's average avoided cost of energy was 15.2 cents per kWh and 3.2 per kWh for the three months ended March 31, 2001 and 2000, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Company cannot predict the likely level of avoided cost of energy prices under the SO4 Agreements and the modified SO4 Agreements.

The Salton Sea V project, which commenced operations in the third quarter 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in mid to late 2001. The remainder of the Salton Sea V output is sold through other market transactions.

The Turbo project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The Turbo project may sell its output to a zinc facility which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in mid to late 2001.

On January 17, 2001, Salton Sea Power L.L.C. entered into an agreement to sell available power from Salton Sea V and CE Turbo to El Paso Merchant Energy, L.P. ("EPME"). Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchases available power from Salton Sea Unit V and CE Turbo based on day ahead price quotes received from EPME.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)

As a result of legal proceedings with Edison, on March 22, 2001 the Partnership Projects and Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV suspended power sales to Edison. On March 27, 2001 the Partnership Projects, including the Turbo project, and Salton Sea I, II, III, IV and V entered into a transaction agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. See discussion in Liquidity and Capital Resources, page 34.

The following data includes the aggregate capacity and electricity production of Salton Sea Units I, II, III, IV and V:
                                              Three Months Ended
                                                    March 31,
                                             2001              2000
                                           -------           -------
Overall capacity factor                      84.1%             45.2%
Capacity (NMW) (average)                     168.4             119.4
kWh produced (in thousands)                305,800           117,900

The overall capacity factor for the Salton Sea Projects increased for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to scheduled overhauls in 2000. The capacity increased due to the start up of Unit V in the third quarter of 2000.

The following data includes the aggregate capacity and electricity production of the Partnership Projects:

                                              Three Months Ended
                                                    March 31,
                                              2001              2000
                                          --------           -------
Overall capacity factor                     101.3%             81.9%
Capacity (NMW) (average)                       158               148
kWh produced (in thousands)                345,700           264,600

The overall capacity factor for the Partnership Projects increased for the three months ended March 31, 2001 compared to the same period in 2000 due to scheduled overhauls at all plants in 2000. The capacity increased due to the start up of Turbo in August, 2000.

Revenues:

The Salton Sea Guarantors' sales of electricity increased to $32,130 for the three months ended March 31, 2001 from $8,893 for the same period in 2000, a 261.3% increase. This increase was primarily due to higher avoided cost rates in 2001, the start up of Unit V in the third quarter of 2000 and scheduled overhauls in 2000 which were more extensive compared to 2001. Due to uncertainties associated with Edison's financial condition and failure to pay, the Guarantors have established an allowance for doubtful accounts of approximately $12.5 million which reduced revenues in 2001 compared to 2000.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Revenues:  (continued)


The Partnership Guarantors' sales of electricity increased to $23,494 for the three months ended March 31, 2001 from $10,389 for the same period in 2000, a 126.1% increase. This increase was primarily due to higher avoided cost rates, the start up of Turbo in the third quarter of 2000 and more production due to fewer outages compared to 2000. Due to uncertainties associated with Edison's financial conditions and failure to pay, the Guarantors have established an allowance for doubtful accounts of approximately $28.9 million which reduced revenue in 2001 compared to 2000.

The Royalty Guarantor revenue increased to $3,463 for the three months ended March 31, 2001 from $1,560 for the same period last year. This was due primarily to an increase in royalty revenue resulting from higher energy revenue.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $13,357, for the three months ended March 31, 2001 from $5,758 for the same period in 2000. The increase was due to higher royalty expenses resulting from higher revenues, higher brine disposal costs and the start up of Unit V in the third quarter of 2000.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $14,394 for the three months ended March 31, 2001 from $7,790 for the same period in 2000. The increase was due to an increase in royalty expenses resulting from higher revenues, the start up of Turbo in the third quarter of 2000 and higher brine disposal costs.

The Royalty Guarantors' operating expenses increased to $879 for the three months ended March 31, 2001 from $415 for the same period in 2000. This increase was due to higher royalty costs resulting from higher revenue.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $4,370 for the three months ended March 31, 2001 from $4,094 for the same period of 2000, a 6.7% increase. This increase was due primarily to the start up of Unit V in the third quarter of 2000.

The Partnership Guarantors' depreciation and amortization increased to $5,081 for the three months ended March 31, 2001 from $4,645 for the same period in 2000. The increase was due primarily to upgraded brine handling system and the start up of Turbo in the third quarter of 2000.

The Royalty Guarantors' amortization was $487 for the three months ended March 31, 2001 compared to $491 for the same period of 2000.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $3,798 for the three months ended March 31, 2001 from $2,517 for the same period in 2000. The increase was due to lower capitalized interest on construction projects partially offset by reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $60 for the three months ended March 31, 2001 from $184 for the same period in 2000. The decrease was due to reduced indebtedness.

The Royalty Guarantors' interest expense decreased to $177 for the three months ended March 31, 2001 from $284 from the same period in 2000. The decrease was due to reduced indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax provision increased to $1,378 for the three months ended March 31, 2001 from a benefit of $(579) for the same period in 2000. This increase was primarily due to a higher pre-tax income. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors which occur after operating expenses and debt service.

Income taxes are the responsibility of the partners and Royalty Guarantor has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

Cumulative Effect of Accounting Policy Change:

The Guarantors have changed their policy of accounting for major maintenance, overhaul and well workover costs. These costs which have historically been accounted for using deferral methods, will be expensed as incurred. The new policy went into effect January 1, 2001 and the Salton Sea Guarantors have recorded a cumulative effect of $8.7 million. The Partnership Guarantors have recorded a cumulative effect of $8.3 million, net of tax.

Net Income:

The Salton Sea Funding Corporation's net loss for the three months ended March 31, 2001 was $119 compared to $59 for the same period in 2000. The net loss primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Net Income:  (continued)

The Salton Sea Guarantors' net income (loss) increased to $1,862 for the three months ended March 31, 2001 compared to $(3,349) for the same period of 2000.

The Partnership Guarantors' net loss decreased to $5,638 for the three months ended March 31, 2001 compared to $1,175 for the same period of 2000.

The Royalty Guarantors' net income increased to $1,920 for the three months ended March 31, 2001 compared to $370 for the same period of 2000.

Liquidity and Capital Resources:

Until March 22, 2001, the operating Salton Sea Guarantors' only source of revenue was payments received pursuant to long term power sales agreements with Edison, other than Salton Sea V revenue and interest earned on funds on deposit. Until March 22, 2001, the operating Partnership Guarantors' primary source of revenue was payments received pursuant to long term power sales agreements with Edison, other than CE Turbo and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease agreements with the Partnership Projects. If Edison pays the projects, these payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Funding Corporation understands that Edison has not made certain payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

Edison has failed to pay approximately $119 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments.

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

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley project's available power is sold to EPME based on percentages of the Dow Jones SP-15 Index. As a result of the cash received from these sales and estimated future sales, the Guarantors estimated the May 2001 principal and interest payment will be made from available cash.

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

The Guarantors are contractually entitled to receive payments due under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay, the Guarantors have established an allowance for doubtful accounts of approximately $41.4 million at March 31, 2001.

CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC"), developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the company's Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project. The Company's affiliates intend to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as they further develop the extraction technology.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Liquidity and Capital Resources: (Continued)

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operations in mid to late 2001. In September 1999, Minerals LLC entered into a sales agreement whereby all high grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Environmental Liabilities:

The Company may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2001 and December 31, 2000, the environmental liabilities recorded on the balance sheet were not material.

                         SALTON SEA FUNDING CORPORATION

                           PART II - OTHER INFORMATION


Item 1 - Legal proceedings.

     Neither the Salton Sea Funding Corporation nor the Guarantors are parties to any material legal matters except as noted in footnote 3 of the Salton Sea Funding Corporation financial statements.

Item 2 - Changes in Securities.

         Not applicable.

Item 3 - Default on Senior Securities.

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5 - Other Information.

         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

(a)      Exhibits:

              Exhibit 18, Letter of Deloitte & Touche, LLP regarding Change in Accounting Principles.

         (b)  Reports on Form 8-K:

          Current Report filed January 16, 2001, report of unscheduled material events regarding California electricity crisis and Edison's financial condition.

          Current Report filed January 19, 2001, report of unscheduled material events regarding California electricity crisis and Edison's financial condition.

          Current Report filed February 8, 2001, report of unscheduled material events regarding California electricity crisis and Edison's financial condition.

          Current Report filed February 20, 2001, report of unscheduled material events regarding California electricity crisis and Edison's financial condition.

          Current Report filed February 21, 2001, amended report of unscheduled material events regarding California electricity crisis and Edison's financial condition.

          Current Report filed March 23, 2001, report of unscheduled material events regarding California electricity crisis and Edison's financial condition.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of May, 2001.


                                         SALTON SEA FUNDING CORPORATION


Date:  May 14, 2001                      /s/    Joseph M. Lillo*
                                         By:    Joseph M. Lillo
                                         Vice President and Controller


*By:  /s/ Douglas L. Anderson
Douglas L. Anderson
Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit                                                                    Page
  No.                                                                       No.

  18  Independent Accountants' Report regarding change in accounting        40