Form 10-Q
period 2001-06-30
SALTON SEA FUNDING CORP; NIGUEL ENERGY CO; CALENERGY OPERATING CORP; VPC GEOTHERMAL LLC; DEL RANCH LP; SAN FELIPE ENERGY CO; VULCAN POWER CO /NV; SALTON SEA POWER GENERATION L P; SALTON SEA BRINE PROCESSING L P; CE TURBO LLC
filed 2001-08-14
CIK 949149, 1087460, 1087421, 1087415, 1017946, 1017941, 949462, 949258, 949256, 1087418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                          Commission File No. 33-95538

                         SALTON SEA FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

                                   47-0790493
                                   ----------
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

                302 S. 36th Street, Suite 400-A, Omaha, NE 68131
                ------------------------------------------------
                   (Address of principal executive offices and
                  Zip Code of Salton Sea Funding Corporation)

               Salton Sea Funding Corporation's telephone number,
                      including area code: (402) 231-1641
                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes X         No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on August 14, 2001.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                                  June 30, 2001
                                  -------------

                                 C O N T E N T S


                          PART I: FINANCIAL INFORMATION


Item 1.          Financial Statements                                       Page
-------

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                                4

Balance Sheets, June 30, 2001 and December 31, 2000                            5

Statements of Operations for the Three and Six Months Ended
    June 30, 2001 and 2000                                                     6

Statements of Cash Flows for the Six Months Ended
    June 30, 2001 and 2000                                                     7

Notes to Financial Statements                                                  8

SALTON SEA GUARANTORS

Independent Accountants' Report                                               10

Combined Balance Sheets, June 30, 2001 and December 31, 2000                  11

Combined Statements of Operations for the Three and Six Months Ended
    June 30, 2001 and 2000                                                    12

Combined Statements of Cash Flows for the Six Months Ended
    June 30, 2001 and 2000                                                    13

Notes to Combined Financial Statements                                        14

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                               16

Combined Balance Sheets, June 30, 2001 and December 31, 2000                  17

Combined Statements of Operations for the Three and Six Months Ended
    June 30, 2001 and 2000                                                    18

Combined Statements of Cash Flows for the Six Months Ended
    June 30, 2001 and 2000                                                    19

Notes to Combined Financial Statements                                        20

SALTON SEA ROYALTY LLC

Independent Accountants' Report                                               23

Balance Sheets, June 30, 2001 and December 31, 2000                           24

Statements of Operations for the Three and Six Months Ended
    June 30, 2001 and 2000                                                    25

Statements of Cash Flows for the Six Months Ended
    June 30, 2001 and 2000                                                    26

Notes to Financial Statements                                                 27

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                29


                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings                                            39
-------
Item 2.          Changes in Securities                                        39
-------
Item 3.          Defaults on Senior Securities                                39
-------
Item 4.          Submission of Matters to a Vote of
-------
                 Security Holders                                             39
Item 5.          Other Information                                            39
-------
Item 6.          Exhibits and Reports on Form 8-K                             39
-------

Signatures                                                                    40

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of June 30, 2001, and the related statements of operations for the three-month and six-month month periods ended June 30, 2001 and 2000, and the related statements of cash flows for the six-month periods ended June 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Funding Corporation as of December 31, 2000, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Note 4), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 27, 2001

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)

                                             June 30,               December 31,
                                                2001                     2000
                                          ---------------        ---------------
                                            (unaudited)
ASSETS
Cash                                       $   29,376                 $   8,467
Prepaid expenses and other assets               3,516                     3,563
Current portion of secured project notes
  from Guarantors                              26,116                    23,658
                                          -----------                 ---------
Total current assets                           59,008                    35,688

Secured project notes from Guarantors         505,962                   520,250
Investment in 1% of net assets of
    Guarantors                                  9,454                     9,437
                                          -----------                 ---------
                                           $  574,424                 $ 565,375
                                          ===========                 =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                        $    3,350                 $   3,479
Due to affiliates                              25,880                     4,753
Current portion of long term debt              26,116                    23,658
                                           ----------                 ---------
Total current liabilities                      55,346                    31,890

Senior secured notes and bonds                505,962                   520,250
                                           ----------                 ---------
    Total liabilities                         561,308                   552,140

Commitments and contingencies (Note 3)

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares             ---                       ---
Additional paid-in capital                      5,366                     5,366
Retained earnings                               7,750                     7,869
                                           ----------                 ---------
    Total stockholder's equity                 13,116                    13,235
                                           ----------                 ---------
                                           $  574,424                 $ 565,375
                                           ==========                 =========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                      2001            2000              2001              2000
                                                   ---------        --------         ----------       ----------
Revenues:

Interest income                                    $  10,407       $   10,756         $  20,736        $  21,719
Equity in earnings (loss) of Guarantors                   (3)              98                17               56
                                                   ----------      ----------         ---------        ---------

Total revenues                                        10,404           10,854            20,753           21,775
                                                   ---------       ----------         ---------        ---------

Expenses:

General and administrative expenses                      174              218               463              477
Interest expense                                      10,230           10,634            20,493           21,397
                                                   ---------       ----------         ---------        ---------
Total expenses                                        10,404           10,852            20,956           21,874
                                                   ---------       ----------         ---------        ---------
Income (loss) before income taxes                        ---                2              (203)             (99)
Provision (benefit) for income taxes                     ---                1               (84)             (41)
                                                   ---------       ----------         ---------        ---------
Net income (loss)                                  $     ---       $        1         $    (119)       $     (58)
                                                   =========       ==========         =========        =========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                       2001               2000
                                                --------------     -------------
Cash flows from operating activities:
    Net loss                                    $        (119)     $        (58)
    Adjustments to reconcile net loss to net
       cash flow from operating activities:
    Equity in earnings of Guarantors                      (17)              (56)
    Changes in assets and liabilities:
       Prepaid expenses and other assets                   47               111
       Accrued liabilities                               (129)             (168)
                                                -------------       -----------
    Net cash flows from operating activities             (218)             (171)

Cash flows from investing activities:
    Principal repayments of secured project
        notes from Guarantors                          11,830            22,552
                                                --------------      -----------
     Net cash flows from investing activities          11,830            22,552

Cash flows from financing activities:
    Increase (decrease) in due to affiliates           21,127           (16,902)
Contributions from _________                               50               ---
    Proceeds from revolving loan                          ---            15,000
    Repayment of senior secured notes and bonds       (11,830)          (22,552)
                                                --------------      -----------
    Net cash flows from financing activities            9,297           (24,454)

Net change in cash                                     20,909            (2,073)

Cash at beginning of period                             8,467             2,086
                                                -------------      ------------

Cash at end of period                           $      29,376      $         13
                                                =============      ============


   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:
    -------

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Pronouncements:
    --------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Funding Corporation implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on the Funding Corporation's financial position, results of operations or any impact on its cash flows.

In June 2001, FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Funding Corporation beginning on January 1, 2002. The Funding Corporation has not quantified the impact resulting from the adoption of these standards.

3.  Contingency:
    ------------

Southern  California  Edison  ("Edison"),  a  wholly-owned  subsidiary of Edison
International,  is a  public  utility  primarily  engaged  in  the  business  of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Edison's senior unsecured debt obligations are currently rated Caa2 by Moody's and D by S&P.

Edison  failed to pay  approximately  $119 million due under the Power  Purchase
Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

On February 21, 2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit these Guarantors to suspend deliveries of power to Edison and to permit the Guarantors to sell such power to other purchasers in California.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley projects' available power is sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Imperial Valley projects right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the MOU Effective Date. The "MOU Effective Date" means the first day on which both of the following have occurred: (a) all legislation implementing the Memorandum of Understanding between Edison and the California Department of Water Resources dated April 9, 2001 ("MOU") or such other legislation based on the MOU or otherwise, that restores Edison to creditworthiness has become effective, and (b) the Commission has issued all orders that are necessary to implement the MOU or other mechanisms contained in such legislation based on the MOU or otherwise which are designed to restore Edison to creditworthiness. The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the MOU or other mechanisms contained in such other legislation based on the MOU or otherwise restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provides a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the MOU Effective Date and expiring five years from such date. All other contract terms remain unchanged.

As a result of the aforementioned Settlement Agreements, the Guarantors resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Salton Sea Funding Securities to BBB- and placed the Salton Sea Funding Securities on "credit watch negative". Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding Securities on "credit watch positive".

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of June 30, 2001, and the related combined statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the related combined statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 27, 2001

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                        June 30,    December 31,
                                                         2001          2000
                                                     ----------     -----------
                                                      (unaudited)
ASSETS
Accounts receivable, net of allowance of $26,931 and
    $0, respectively (Note 4)                        $     27,221    $  24,396
Prepaid expenses and other assets                           5,026        8,699
                                                     ------------    ---------
Total current assets                                       32,247       33,095

Restricted cash                                               ---           17
Property, plant, contracts and equipment, net             561,534      566,577
Excess of cost over fair value of net assets
   acquired, net                                           44,922       45,574
                                                     ---------       ---------
                                                     $    638,703    $ 645,263
                                                     ============    =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                     $        531    $       5
Accrued liabilities                                         8,509       10,826
Current portion of long term debt                          18,902       17,319
                                                     ------------    ---------
Total current liabilities                                  27,942       28,150

Due to affiliates                                          21,570       18,720
Senior secured project note                               256,656      266,898
                                                     ------------    ---------
    Total liabilities                                     306,168      313,768

Commitment and contingencies (Note 4)

Total Guarantors' equity                                  332,535      331,495
                                                     ------------    ---------
                                                     $    638,703    $ 645,263
                                                     ============    =========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                       Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                     2001             2000               2001             2000
                                                   ---------        ---------         ---------        ---------
Revenues:

Sales of electricity                             $    22,864        $  18,605         $  54,994        $  27,498
Interest and other income                                977               86               977              213
                                                 -----------        ---------         ---------        ---------
Total revenues                                        23,841           18,691            55,971           27,711
                                                                    _________         _________        _________
                                                 -----------
Expenses:

Operating, general and
   administration                                     14,209            6,806            27,566           12,564
Depreciation and amortization                          4,640            4,227             9,010            8,321
Interest expense                                       5,814            5,791            11,304           11,631
Less capitalized interest                                ---           (2,813)           (1,692)          (6,136)
                                                 -----------        ---------         ---------        ---------

Total expenses                                        24,663           14,011            46,188           26,380
                                                 -----------        ---------         ---------        ---------
Income (loss) before cumulative
  effect of accounting change                           (822)           4,680             9,783            1,331

Cumulative effect of accounting change                   ---              ---            (8,743)             ---
                                                 -----------        ---------         ---------        ---------

Net income (loss)                                $      (822)       $   4,680         $   1,040        $   1,331
                                                 ===========        =========         =========        =========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                     2001            2000
                                                               ---------------  -------------
Cash flows from operating activities:
Net income                                                     $     1,040        $   1,331
Adjustments to reconcile net income to net
    cash flows from operating activities:
       Depreciation and amortization                                 9,010            8,321
       Cumulative effect of change in accounting principle           8,743              ---
       Changes in assets and liabilities:
         Accounts receivable                                        (2,825)          (4,226)
         Prepaid expenses and other assets                          (5,070)           1,372
         Accounts payable and accrued
          liabilities                                               (1,791)             (71)
                                                               ------------       ---------
Net cash flows from operating activities                             9,107            6,727
                                                               ____________       _________

Cash flows from investing activities:
Capital expenditures                                                (3,315)         (15,167)
Decrease in restricted cash                                             17            2,156
                                                               ------------       ----------
Net cash flows from investing activities                            (3,298)         (13,011)

                                                               ------------       ----------
Cash flows from financing activities:
Increase in due to affiliates                                        2,850           15,511
Contributions from _________                                            50              ---
Repayment of senior secured project note                            (8,659)          (9,227)
                                                               ------------       ----------
Net cash flows from financing activities                            (5,809)           6,284
                                                               ------------       ----------
Net change in cash                                                     ---              ---
Cash at beginning of period                                            ---              ---

Cash at end of period                                          $       ---        $     ---
                                                               ===========        ==========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)
1.  General:
    -------

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Policy Change:
    -------------------------

The Guarantors have changed their policy of accounting for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral methods, are now being expensed as incurred. The new policy went into effect January 1, 2001 and the Guarantors have recorded a cumulative effect of this change of $8.7 million.

3.  Accounting Pronouncements:
    --------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on the Guarantors's financial position, results of operations or any impact on their cash flows.

In June 2001, FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Guarantors beginning on January 1, 2002. The Guarantors have not quantified the impact resulting from the adoption of these standards.

4.  Contingency:
    ------------

Southern  California  Edison  ("Edison"),  a  wholly-owned  subsidiary of Edison
International,  is a  public  utility  primarily  engaged  in  the  business  of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Guarantors are aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Edison's senior unsecured debt obligations are currently rated Caa2 by Moody's and D by S&P.

Edison failed to pay approximately $42.3 million to the Guarantors due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley project's available power is sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $4.2 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the MOU Effective Date. The "MOU Effective Date" means the first day on which both of the following have occurred: (a) all legislation implementing the Memorandum of Understanding between Edison and the California Department of Water Resources dated April 9, 2001 ("MOU") or such other legislation based on the MOU or otherwise, that restores Edison to creditworthiness has become effective, and (b) the Commission has issued all orders that are necessary to implement the MOU or other mechanisms contained in such legislation based on the MOU or otherwise which are designed to restore Edison to creditworthiness. The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the MOU or other mechanisms contained in such other legislation based on the MOU or otherwise restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Guarantors a fixed energy price of 5.37 cents/kilowatt in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the MOU Effective Date and expiring five years from such date. All other contract terms remained unchanged.

As a result of the aforementioned Settlement Agreements, the Guarantors resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Salton Sea Funding Securities to BBB- and has placed the Salton Sea Funding Securities on "credit watch negative". Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding Securities on "credit watch positive".

The Guarantors are contractually entitled to receive payments due under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay, the Guarantors have established an allowance for doubtful accounts of approximately $26.9 million at June 30, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of June 30, 2001, the related combined statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the related combined statements of cash flows for the six-month periods ended June 20, 2001 and 2000. These financial statements are the responsibility of the Partnership Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 27, 2001

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)


                                                        June  30,   December 31,
                                                           2001         2000
                                                       ----------- -------------
 (unaudited)
ASSETS
Accounts receivable, net of allowance of $55,098 and
    $0, respectively (Note 4)                        $     45,373  $      28,319
Prepaid expenses and other assets                          18,129         26,661
                                                     ------------  -------------
Total current liabilities                                  63,502         54,980

Restricted cash                                               ---            106
Due from affiliates                                        14,014         35,066
Property, plant, contracts and equipment, net             471,261        470,804
Construction in progress                                  174,703        165,460
Management fee                                             69,191         70,855
Excess of cost over fair value of net assets
  acquired, net                                           122,648        124,430
                                                     ------------  -------------
                                                     $    915,319  $     921,701
                                                      ============ =============

LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                     $      2,090  $         101
Accrued liabilities                                        19,226         17,722
Current portion of long term debt                           3,267          1,907
                                                     ------------  -------------
Total current liabilities                                  24,583         19,730

Senior secured project notes                              246,429        248,743
Deferred income taxes                                      98,655        101,734
                                                     ------------  -------------
Total liabilities                                         369,667        370,207

Commitments and contingencies (Note 4)

Guarantors' equity:
Common stock                                                    3              3
Additional paid-in capital                                387,663        387,663
Retained earnings                                         157,986        163,828
                                                     ------------  -------------
Total Guarantors' equity                                  545,652        551,494
                                                     ------------  -------------
                                                     $    915,319   $    921,701
                                                     ============  =============

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                       Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                     2001             2000              2001              2000
                                                   ---------        ---------         ---------        ---------
Revenues:

Sales of electricity                               $  20,076        $  19,628         $  43,570        $  30,017
Interest and other income                                905              625               940            1,101
                                                   ---------        ---------         ---------        ---------
Total revenues                                        20,981           20,253            44,510           31,118
                                                   _________        _________         _________        _________

Expenses:

Operating, general and
   administration                                     12,278            9,518            26,672           17,308
Depreciation and amortization                          6,937            4,848            12,018            9,493
Interest expense                                       4,829            5,045             9,622           10,140
Less capitalized interest                             (2,750)          (4,918)           (7,483)          (9,829)
                                                   ---------        ---------         ---------        ---------

Total expenses                                        21,294           14,493            40,829           27,112
                                                   ---------        ---------         ---------        ---------
Income (loss) before income taxes                       (313)           5,760             3,681            4,006
Provision (benefit) for income taxes                    (109)           1,901             1,269            1,322
                                                   ---------        ---------         ---------        ---------

Income (loss) before cumulative
  effect of accounting change                           (204)           3,859             2,412            2,684

Cumulative effect of accounting
  change, net of tax                                     ---              ---            (8,254)             ---
                                                   ---------        ---------         ----------       ---------

Net income (loss)                                  $    (204)       $   3,859         $  (5,842)       $   2,684
                                                   ==========       =========         ==========       =========


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                          2001            2000
                                                                                --------------     -------------
Cash flows from operating activities:
Net income (loss)                                                               $       (5,842)    $       2,684
Adjustments to reconcile net income (loss) to net
    cash flow from operating activities:
       Depreciation and amortization                                                    12,018             9,493
       Cumulative effect of change in accounting principle, net of tax                   8,254               ---
       Deferred income taxes                                                             1,269             1,322
       Changes in assets and liabilities:
          Accounts receivable                                                          (17,054)               82
          Prepaid expenses and other assets                                             (4,073)           (4,915)
          Accounts payable and accrued
           liabilities                                                                   3,493            (2,569)
                                                                                --------------     -------------
Net cash flows from operating activities                                                (1,935)            6,097
                                                                                --------------     -------------
Cash flows from investing activities:
Capital expenditures                                                                    (7,751)          (12,874)
Capital expenditures-construction                                                      (11,259)          (72,154)
Decrease in restricted cash                                                                106            54,343
Management fee                                                                             741              (143)
                                                                                --------------     -------------
Net cash flows from investing activities                                               (18,163)          (30,828)
                                                                                --------------     -------------
Cash flows from financing activities:
Repayments of senior secured project notes                                                (954)           (8,562)
Decrease in due from affiliates                                                         21,052            33,293
                                                                                --------------     -------------
Net cash flows from financing activities                                                20,098            24,731
                                                                                --------------     -------------
Net change in cash                                                                         ---               ---

Cash at beginning of period                                                                ---               ---
                                                                                --------------     -------------
Cash at end of period                                                           $          ---     $         ---
                                                                                ==============     =============

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:
    -------

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Policy Change:
    -------------------------

The Guarantors have changed their policy of accounting for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral methods, will be expensed as incurred. The new policy went into effect January 1, 2001 and the Guarantors have recorded a cumulative effect of $8.3 million, net of tax.

3.  Accounting Pronouncements:
    --------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on the Guarantors's financial position, results of operations or any impact on their cash flows.

In June 2001, FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Guarantors beginning on January 1, 2002. The Guarantors have not quantified the impact resulting from the adoption of these standards.

4.  Contingency:
    ------------

Southern  California  Edison  ("Edison"),  a  wholly-owned  subsidiary of Edison
International,  is a  public  utility  primarily  engaged  in  the  business  of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Guarantors are aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Edison's senior unsecured debt obligations are currently rated Caa2 by Moody's and D by S&P.

Edison failed to pay approximately $76.9 million to the Guarantors due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. On February 21,

2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Guarantors to suspend deliveries of power to Edison and to permit the Guarantors to sell such power to other purchasers in California.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley projects' available power is sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Imperial Valley projects right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $7.5 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the MOU Effective Date. The "MOU Effective Date" means the first day on which both of the following have occurred: (a) all legislation implementing the Memorandum of Understanding between Edison and the California Department of Water Resources dated April 9, 2001 ("MOU") or such other legislation based on the MOU or otherwise, that restores Edison to creditworthiness has become effective, and (b) the Commission has issued all orders that are necessary to implement the MOU or other mechanisms contained in such legislation based on the MOU or otherwise which are designed to restore Edison to creditworthiness. The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the MOU or other mechanisms contained in such other legislation based on the MOU or otherwise restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provides a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the MOU Effective Date and expiring five years from such date. All other contract terms remained unchanged.

As a result of the aforementioned Settlement Agreements, the Guarantors resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Salton Sea Funding Securities to BBB- and placed the Salton Sea Funding Securities on "credit watch negative". Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding Securities on "credit watch positive".

The Guarantors are contractually entitled to receive payment under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $55.1 million on June 30, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC") owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Guarantor's Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Guarantor's Imperial Valley Project. The Guarantor's affiliates intend to sequentially develop facilities for the extraction of manganese, silver gold lead, boron, lithium and other products as they further develop the extraction technology.

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Guarantors sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tones per year and is scheduled to commence commercial operations in late 2002. In September 1999, Minerals LLC entered into a sales agreement whereby all high grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering,
procure,   construct  and  manage  contract  (the  "Zinc  Recovery  Project  EPC
Contract"). On June 14, 2001, Minerals LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery EPC Contract, the Guarantors drew $29.7 million under the EPC Contract Letter of Credit on July 20, 2001. The Guarantors have entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

INDEPENDENT ACCOUNTANTS' REPORT





Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of June 30, 2001, and the related statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the related statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 27, 2001

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)


                                                June 30,          December 31,
                                                  2001                2000
                                             --------------     --------------
                                                (unaudited)
ASSETS
Prepaid expenses and other assets            $           56     $           82
                                             --------------     --------------
Total current assets                                     56                 82

Royalty stream, net                                  15,198             15,719
Excess of cost over fair value of net assets
  acquired, net                                      30,918             31,372
Due from affiliates                                  28,257             26,497
                                             --------------     --------------

                                             $       74,429     $       73,670
                                             ==============     ==============


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                          $           41     $           57
Current portion of long term debt                     3,947              4,434
                                             --------------     --------------
Total current liabilities                             3,988              4,491

Senior secured project note                           2,877              4,607
                                             --------------     --------------
    Total liabilities                                 6,865              9,098

Commitment and contingencies (Note 3)

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding              ---                ---
Additional paid-in capital                            1,561              1,561
Retained earnings                                    66,003             63,011
                                             --------------     --------------
Total equity                                         67,564             64,572
                                             --------------     --------------
                                             $       74,429     $       73,670
                                             ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                        Three Months Ended                 Six Months Ended
                                                              June 30,                         June 30,
                                                      2001            2000               2001             2000
                                                   ---------        ---------         ---------        ---------

Revenues:
Royalty income                                     $   2,376        $   2,707        $    5,839        $   4,267

Expenses:
Operating, general and
   administrative expenses                               650              758             1,529            1,173
Amortization of royalty stream
   and goodwill                                          488              492               975              983
Interest expense                                         166              258               343              542
                                                ------------     ------------      ------------     ------------

Total expenses                                         1,304            1,508             2,847            2,698
                                                ------------     ------------      ------------     ------------

Net income                                         $   1,072         $  1,199        $    2,992        $   1,569
                                                ============     ============      ============     ============


   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                             STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                             2001            2000
                                                   --------------     -------------
Cash flows from operating activities:
Net income                                         $        2,992     $       1,569
Adjustments to reconcile net income to net
    cash flow from operating activities:
       Amortization of royalty stream and goodwill            975               983
       Changes in assets and liabilities:
       Prepaid expenses and other assets                       26                77
       Accrued liabilities                                    (16)              (27)
                                                   ---------------    -------------
Net cash flows from operating activities                    3,977             2,602
                                                   ---------------    -------------

Net cash flows from financing activities:
(Increase) decrease in due from affiliates                 (1,760)            2,159
Repayment of senior secured project note                   (2,217)           (4,761)
                                                   ---------------    --------------
Net cash flows from financing activities                   (3,977)           (2,602)
                                                   ---------------    --------------

Net change in cash                                            ---               ---

Cash at beginning of period                                   ---               ---
                                                   --------------     --------------
Cash at end of period                              $          ---     $         ---
                                                   ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:
    -------

In the opinion of management of the Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Pronouncements:
    --------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on the Company's financial position, results of operations or any impact on its cash flows.

In June 2001, FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards.

3.  Contingency:
    ------------

Southern  California  Edison  ("Edison"),  a  wholly-owned  subsidiary of Edison
International,  is a  public  utility  primarily  engaged  in  the  business  of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Company is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Edison's senior unsecured debt obligations are currently rated Caa2 by Moody's and D by S&P.

Edison failed to pay approximately $119 million to the Guarantors due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Guarantors' available power is sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Imperial Valley projects right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the MOU Effective Date. The "MOU Effective Date" means the first day on which both of the following have occurred: (a) all legislation implementing the Memorandum of Understanding between Edison and the California Department of Water Resources dated April 9, 2001 ("MOU") or such other legislation based on the MOU or otherwise, that restores Edison to creditworthiness has become effective, and (b) the Commission has issued all orders that are necessary to implement the MOU or other mechanisms contained in such legislation based on the MOU or otherwise which are designed to restore Edison to creditworthiness. The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the MOU or other mechanisms contained in such other legislation based on the MOU or otherwise restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Guarantors a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the MOU Effective Date and expiring five years from such date. All other contract terms have remained unchanged.

As a result of the aforementioned Settlement Agreements, the Guarantors resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Salton Sea Funding Securities to BBB- and has placed the Salton Sea Funding Securities on "credit watch negative". Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding Securities on "credit watch positive".

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:
---------------------

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

The Vulcan, Leathers, Del Ranch and Elmore partnerships (collectively, the "Partnership Projects") sell all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison is contractually obligated to make fixed annual capacity payments to the projects and, to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payments are significantly higher in the months of June through September. The price for energy sold is based on the cost that Edison avoids by purchasing energy from the Partnership Projects instead of obtaining the energy from other sources (avoided cost of energy) for energy delivered pursuant to their respective SO4 Agreements.

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a base price, which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was
5.9 cents per kWh during the six months ended June 30, 2001. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's avoided cost of energy.

The Salton Sea II and Salton Sea III Projects sells electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expired on April 4, 2000 for Salton Sea II and expired on February 13, 1999 for Salton Sea III, were levelized at a time period weighted average of 10.6 cents per kWh and
9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the price for energy is Edison's avoided cost of energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake Power Purchase Agreement ("PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)
---------------------

quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

Edison's average avoided cost of energy was 11.6 cents per kWh and 3.8 per kWh for the six months ended June 30, 2001 and 2000, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Company cannot predict the likely level of avoided cost of energy prices under the SO4 Agreements and the modified SO4 Agreements.

The Salton Sea V project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002. The remainder of the Salton Sea V output is sold through other market transactions.

The CE Turbo project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The CE Turbo project may sell its output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002. The remainder of the CE Turbo Project output is sold through other market transactions.

As a result of legal proceedings with Edison, on March 22, 2001 the Partnership Projects and Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV suspended power sales to Edison. On March 27, 2001 and May 1, 2001, the Partnership projects, including the CE Turbo project, and Salton Sea I, II, III, IV and V, respectively, entered into a transaction agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 20, 2001 the Partnership and Salton Sea Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Payment and Pricing Issues with Edison and, as a result, resumed power sales to Edison on June 22, 2001. See discussion in Liquidity and Capital Resources, page 34.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Results of Operations:  (continued)
---------------------

The following data includes the aggregate capacity and electricity production of Salton Sea Units I, II, III, IV and V:
                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                  2001         2000        2001         2000
                             -----------  ------------ ---------      --------
Overall capacity factor          75.8%        74.8%       79.9%           60.0%
Capacity (NMW) (average)         168.4        119.4       168.4          119.4
kWh produced (in thousands)    278,900      195,000     584,700        312,900

The overall capacity factor for the Salton Sea Projects increased for the three and six months ended June 30, 2001 compared to the same periods in 2000 primarily due to timing of overhauls and other maintenance. The capacity increased due to the start up of Salton Sea Unit V in the third quarter of 2000.

The following data includes the aggregate capacity and electricity production of the Partnership Projects:

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                  2001          2000         2001          2000
                             -----------   ---------    -----------   ---------
Overall capacity factor          99.4%         102.4%         100.3%      91.1%
Capacity (NMW) (average)           158            148           158         148
kWh produced (in thousands)    342,900        324,600        688,602    589,200

The overall capacity factor for the Partnership Projects decreased for the three months and increased for the six months ended June 30, 2001 compared to the same periods in 2000 due to timing of overhauls and other maintenance. The capacity increased due to the start up of CE Turbo in the third quarter of 2000.

Revenues:

The Salton Sea Guarantors' sales of electricity increased to $22,864 for the three months ended June 30, 2001 from $18,605 for the same period in 2000, a 22.9% increase. For the six months ended June 30, 2001, sales of electricity increased to $54,994 from $27,498 in 2000, a 100.0% increase. This increase was primarily due to higher avoided cost rates in 2001, the start up of Unit V in the third quarter of 2000 and scheduled overhauls in 2000, which were more extensive compared to 2001. Due to uncertainties associated with Edison's financial condition and failure to pay, the Salton Sea Guarantors have established an allowance for doubtful accounts of approximately $26.9 million, which reduced revenues in 2001 compared to 2000.

The Salton Sea Guarantors' interest and other income increased to $977 for the three months ended June 30, 2001 from $86 for the same period in 2000. For the six months ended June 30, 2001, interest and other income increased to $977 from $213 in 2000. The increase was due to a payment of interest income by Edison as part of a settlement agreement.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Revenues:  (continued)

The Partnership Guarantors' sales of electricity increased to $20,076 for the three months ended June 30, 2001 from $19,628 for the same period in 2000, a 2.3% increase. For the six months ended June 30, 2001, sales of electricity increased to $43,570 from $30,017 in 2000, a 45.2% increase. This increase was primarily due to higher avoided cost rates, the start up of CE Turbo in the third quarter of 2000 and more production due to fewer outages compared to 2000. Due to uncertainties associated with Edison's financial conditions and failure to pay, the Partnership Guarantors have established an allowance for doubtful accounts of approximately $55.1 million, which reduced revenue in 2001 compared to 2000.

The Royalty Guarantor revenue decreased to $2,376 for the three months ended June 30, 2001 from $2,707 for the same period last year. This was due primarily to a decrease in royalty revenue resulting from lower energy revenue. For the six months ended June 30, 2001 royalty revenue increased to $5,839 from $4,267 in 2000. The increase was due primarily to an increase in royalty revenue resulting from higher energy revenue.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $14,209, for the three months ended June 30, 2001 from $6,806 for the same period in 2000. For the six months ended June 30, 2001, operating expense increased to $27,566 from $12,564 in 2000. The increases were due to higher royalty expenses resulting from higher revenues, higher brine disposal costs and the start up of Unit V in the third quarter of 2000.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $12,278 for the three months ended June 30, 2001 from $9,518 for the same period in 2000. For the six month period ended June 30, 2001, operating expenses increased to $26,672 from $17,308 in 2000. These increases for the six months was due to an increase in royalty expenses resulting from higher revenues, the start up of CE Turbo in the third quarter of 2000 and higher brine disposal costs.

For the three months ended June 30, 2001 the Royalty Guarantors' operating expenses decreased to $650 from $758 for the same period in 2000. The decrease was due to lower royalty costs resulting from lower energy revenue. For the six months ended June 30, 2001, operating expenses increased to $1,529 from $1,173 in 2000. This increase was due to higher royalty costs resulting from higher revenue.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $4,640 for the three months ended, June 30 2001 from $4,227 for the same period of 2000, a 9.8% increase. For the six months ended June 30, 2001, depreciation and amortization increased to $9,010 from $8,321 in 2000, an 8.3% increase. These increases were due primarily to the start up of Unit V in the third quarter of 2000.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Depreciation and Amortization: (continued)

The Partnership Guarantors' depreciation and amortization increased to $6,937 for the three months ended June 30, 2001 from $4,848 for the same period in 2000. For the six months ended June 30, 2001 depreciated and amortization increased to $12,018 from $9,493 in 2000. The increases were due primarily to upgraded brine handling system and the start up of CE Turbo in the third quarter of 2000.

The Royalty Guarantors' amortization was $488 for the three months ended June 30, 2001 compared to $492 for the same period of 2000. For the six months ended June 30, 2001, amortization was $975 compared to $983 in 2000.

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized interest, increased to $5,814 for the three months ended June 30, 2001 from $2,978 for the same period in 2000. For the six months ended June 30, 2001, interest expense, net of capitalized interest, increased to $9,612 from $5,495 in 2000. The increase was due to the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized interest, increased to $2,079 for the three months ended June 30, 2001 from $127 for the same period in 2000. For the six months ended June 30, 2001, interest expense, net of capitalized interest, increased to $2,139 from $311 in 2000. The increase was due to the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness.

The Royalty Guarantors' interest expense decreased to $166 for the three months ended June 30, 2001 from $258 from the same period in 2000. For the six months ended June 30, 2001, interest expense decreased to $343 from $542 in 2000. The decrease was due to reduced indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax benefit was $109 for the three months ended June 30, 2001 compared to a provision of $1,901 for the same period in 2000. For the six months ended June 30, 2001, the income tax provision decreased to $1,269 from $1,322 in 2000. These decreases were primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Partnership
Guarantors from distributions to the parent company by the, Partnership Guarantors which occur after operating expenses and debt service.

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

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Cumulative Effect of Accounting Policy Change:

The Guarantors have changed their policy of accounting for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral methods, will be expensed as incurred. The new policy went into effect January 1, 2001 and the Salton Sea Guarantors have recorded a cumulative effect of this change of $8.7 million. The Partnership Guarantors have recorded a cumulative effect of this change of $8.3 million, net of tax.

Net Income (Loss):

The Salton Sea Funding Corporation's net income for the three months ended June 30, 2001 was $0 compared to a net income of $1 for the same period in 2000. For the six months ended June 30, 2001 the net loss was ($119) compared to a net loss of ($58) in 2000. The net loss primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors had a net loss of ($822) for the three months ended June 30, 2001 compared to net income of $4,680 for the same period of 2000. For the six months ended June 30, 2001, net income decreased to $1,040 from $1,331 in 2000.

The Partnership Guarantors had a net loss of ($204) for the three months ended June 30, 2001 compared to net income of $3,859 for the same period of 2000. For the six months ended June 30, 2001, the Partnership Guarantors' had a net loss of ($5,842) compared to net income of $2,684 in 2000.

The Royalty Guarantor's net income decreased to $1,072 for the three months ended June 30, 2001 compared to $1,199 for the same period of 2000. For the six months ended June 30, 2001, net income increased to $2,992 from $1,569 in 2000.

Liquidity and Capital Resources:
-------------------------------

Prior to March 22, 2001 and after June 22, 2001, the operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Edison, other than Salton Sea V revenue and interest earned on funds on deposit. Prior to March 22, 2001 and after June 22, 2001, the operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than CE Turbo and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease and service agreements with the Partnership Projects. If Edison pays the projects, these payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Salton Sea Funding Securities, projected capital expenditures and debt service reserve fund requirements.

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Edison's senior unsecured debt obligations are currently rated Caa2 by Moody's and D by S&P.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Liquidity and Capital Resources: (continued)
-------------------------------

Edison  failed to pay  approximately  $119 million due under the Power  Purchase
Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley project's available power is sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Imperial Valley projects right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment is payable within 5 days following the MOU Effective Date. The "MOU Effective Date" means the first day on which both of the following have occurred: (a) all legislation implementing the Memorandum of Understanding between Edison and the California Department of Water Resources dated April 9, 2001 ("MOU") or such other legislation based on the MOU or otherwise, that restores Edison to creditworthiness has become effective, and (b) the Commission has issued all orders that are necessary to implement the MOU or other mechanisms contained in such legislation based on the MOU or otherwise which are designed to restore Edison to creditworthiness. The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the MOU or other mechanisms contained in such other legislation based on the MOU or otherwise restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the MOU Effective Date and expiring five years from such date. All other contract terms remained unchanged.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        ---------------------------------

Liquidity and Capital Resources: (continued)
-------------------------------

As a result of the aforementioned Settlement Agreements, the Guarantors resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Salton Sea Funding Securities to BBB- and placed the Salton Sea Funding Securities on "credit watch negative". Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding Securities on "credit watch positive".

CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC") owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the company's Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project. The Company's affiliates intend to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as they further develop the extraction technology.

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Guarantors sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operations in late 2002. In September 1999, Minerals LLC entered into a sales agreement whereby all high grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering,
procure,   construct  and  manage  contract  (the  "Zinc  Recovery  Project  EPC
Contract"). On June 14, 2001, Minerals LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery EPC Contract, the Guarantors drew $29.7 million under the EPC Contract Letter of Credit on July 20, 2001. The Guarantors have entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

Inflation

Inflation has not had a significant impact on the Guarantors' operating revenue and costs.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        --------------------------------

Liquidity and Capital Resources: (continued)
-------------------------------

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

Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Funding Corporation implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on the Funding Corporation's financial position, results of operations or any impact on its cash flows.

In June 2001, FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Funding Corporation beginning on January 1, 2002. The Funding Corporation has not quantified the impact resulting from the adoption of these standards.

Environmental Liabilities:

The Company may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in

                       THE SALTON SEA FUNDING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (in thousands, except per kwh data)
                        --------------------------------


Environmental Liabilities: (continued)
--------------------------

future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of June 30, 2001 and December 31, 2000, the environmental liabilities recorded on the balance sheet were not material.

Qualitative and Quantitative Disclosures About Market Risk

There have been no significant changes in the Salton Sea Funding Corporation's market risk for the six months ended June 30, 2001. For additional information see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 2 - Changes in Securities.

          Not applicable.

Item 3 - Default on Senior Securities.
------

          Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5 - Other Information.
------

          Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

          (a) Exhibits:

              None

          (b) Reports on Form 8-K:

          Current Report filed June 20, 2001 reporting that the Guarantors have executed Settlement Agreements with Edison.

                                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of August 2001.


                         SALTON SEA FUNDING CORPORATION


Date:    August 14, 2001                /s/    Joseph M. Lillo*
                                        ------------------------------------
                                        By:    Joseph M. Lillo
                                        Vice President and Controller


*By:  /s/ Douglas L. Anderson
Douglas L. Anderson
Attorney-in-Fact