Form 10-Q
period 2001-09-30
SALTON SEA FUNDING CORP; CALENERGY OPERATING CORP; SALTON SEA MINERALS CORP; CE SALTON SEA INC; CE TURBO LLC; CALENERGY MINERALS LLC; SALTON SEA POWER LLC; VPC GEOTHERMAL LLC; ELMORE LP; DEL RANCH LP
filed 2001-11-14
CIK 949149, 1087421, 1087420, 1087419, 1087418, 1087417, 1087416, 1087415, 1017947, 1017946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                          Commission File No. 33-95538

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

                               Yes X          No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on November 14, 2001.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                               September 30, 2001
                                  _____________

                                 C O N T E N T S


                          PART I: FINANCIAL INFORMATION


Item 1.          Financial Statements                                      Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                               4

Balance Sheets, September 30, 2001 and December 31, 2000                      5

Statements of Operations for the Three and Nine Months Ended
    September 30, 2001 and 2000                                               6

Statements of Cash Flows for the Nine Months Ended
    September 30, 2001 and 2000                                               7

Notes to Financial Statements                                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                                              11

Combined Balance Sheets, September 30, 2001 and December 31, 2000            12

Combined Statements of Operations for the Three and Nine Months Ended
    September 30, 2001 and 2000                                              13

Combined Statements of Cash Flows for the Nine Months Ended
    September 30, 2001 and 2000                                              14

Notes to Combined Financial Statements                                       15

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                              18

Combined Balance Sheets, September 30, 2001 and December 31, 2000            19

Combined Statements of Operations for the Three and Nine Months Ended
    September 30, 2001 and 2000                                              20

Combined Statements of Cash Flows for the Nine Months Ended
    September 30, 2001 and 2000                                              21

Notes to Combined Financial Statements                                       22

SALTON SEA ROYALTY LLC

Independent Accountants' Report                                              26

Balance Sheets, September 30, 2001 and December 31, 2000                     27

Statements of Operations for the Three and Nine Months Ended
    September 30, 2001 and 2000                                              28

Statements of Cash Flows for the Nine Months Ended
    September 30, 2001 and 2000                                              29

Notes to Financial Statements                                                30

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               33


                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings                                           44
Item 2.          Changes in Securities                                       44
Item 3.          Defaults on Senior Securities                               44
Item 4.          Submission of Matters to a Vote of
                 Security Holders                                            44
Item 5.          Other Information                                           44
Item 6.          Exhibits and Reports on Form 8-K                            44

Signatures                                                                   45

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation as of September 30, 2001, and the related statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 26, 2001

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)



                                         September 30,              December 31,
                                                2001                     2000
                                          (unaudited)
ASSETS
Cash                                       $   46,404                $    8,467
Prepaid expenses and other assets              13,963                     3,563
Current portion of secured project notes
  from Guarantors                              26,116                    23,658
                                           __________                __________
Total current assets                           86,483                    35,688

Secured project notes from Guarantors         505,962                   520,250
Investment in 1% of net assets of
    Guarantors                                  9,476                     9,437
                                           __________                __________
                                           $  601,921                $  565,375
                                           ==========                ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                        $   13,513                $    3,479
Due to affiliates                              43,033                     4,753
Current portion of long term debt              26,116                    23,658
                                           __________                __________
Total current liabilities                      82,662                    31,890

Senior secured notes and bonds                505,962                   520,250
                                           __________                __________
    Total liabilities                         588,624                   552,140

Commitments and contingencies (Note 3)

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares             ---                       ---
Additional paid-in capital                      5,366                     5,366
Retained earnings                               7,931                     7,869
                                           __________                __________
    Total stockholder's equity                 13,297                    13,235
                                           __________                __________
                                           $  601,921                $  565,375
                                           ==========                ==========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Three Months Ended                    Nine Months Ended
                                                         September 30,                       September 30,
                                                      2001              2000             2001             2000
Revenues:

Interest income                                 $     10,753       $   10,702         $  31,489        $  32,421
Equity in earnings of Guarantors                          22              279                39              335
                                                    ________        _________         _________        _________
Total revenues                                        10,775           10,981            31,528           32,756
                                                    ________        _________         _________        _________
Expenses:

General and administrative expenses                      283              234               746              711
Interest expense                                      10,183           10,434            30,676           31,831
                                                   _________        _________         _________        _________
Total expenses                                        10,466           10,668            31,422           32,542
                                                   _________        _________         _________        _________
Income before income taxes                               309              313               106              214
Provision for income taxes                               128              129                44               88
                                                   _________        _________         _________        _________
Net income                                      $        181       $      184         $      62        $     126
                                                   =========        =========         =========        =========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                         2001              2000

Cash flows from operating activities:
    Net income                                   $         62      $        126
    Adjustments to reconcile net income to net
       cash flow from operating activities:
    Equity in earnings of Guarantors                      (39)             (335)
    Changes in assets and liabilities:
       Prepaid expenses and other assets              (10,400)          (10,474)
       Accrued liabilities                             10,034            10,266
                                                  ___________       ____________
    Net cash flows from operating activities             (343)             (417)

Cash flows from investing activities:
    Principal repayments of secured project
        notes from Guarantors                          11,830            22,552
                                                  ___________       ____________
     Net cash flows from investing activities          11,830            22,552

Cash flows from financing activities:
    Increase in due to affiliates                      38,280            22,266
    Repayment of senior secured notes and bonds       (11,830)          (22,552)
                                                  ___________       ____________
    Net cash flows from financing activities           26,450              (286)
                                                  ___________       ____________
Net change in cash                                     37,937            21,849

Cash at beginning of period                             8,467             2,086
                                                  ___________       ____________
Cash at end of period                            $     46,404      $     23,935
                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Funding Corporation implemented the new standards on January 1, 2001. The initial adoption of SFAS 133 did not have a material impact on the Funding Corporation's financial position, results of operations or any impact on its cash flows.

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

In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning January 1, 2002. Management is in the process of evaluating the impact this standard will have on the Guarantors' consolidated financial statements.

3.  Contingency:

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley projects' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Imperial Valley projects right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require that Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the occurrence of Events to restore Edison to creditworthiness (the "Effective Date"). The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the occurrence of Events to restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provides a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the Effective Date and expiring five years from such date. All other contract terms remain unchanged.

As a result of the aforementioned Settlement Agreements, the Guarantors resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

On October 2, 2001 the California Public Utilities Commission (PUC) and Edison reached a settlement in the Filed Rate Doctrine lawsuit Edison filed in Federal Court against the PUC. By its own terms, the settlement is intended to restore Edison to creditworthiness so that it is able to resume procuring the electricity needed by its customers; limit ratepayers' costs of paying off the debt; and maintain the state's role in regulating the investor owned utility by enabling Edison to pay down its back debts over a reasonable period of time. As a result of such settlement the Guarantors believe the conditions to the Effective Date under the Settlement Agreements have been satisfied. Edison disputes such conditions have been satisfied. The Guarantors are vigorously pursing enforcement of their rights under the Settlement Agreements.

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

The Guarantors' are contractually entitled to receive payments under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $90 million on September 30, 2001.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of September 30, 2001, and the related combined statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related combined statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 26, 2001

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)



                                                   September 30,    December 31,
                                                         2001            2000
                                                    (unaudited)
ASSETS
Accounts receivable, net of allowance of $29,189
    and $0, respectively (Note 4)                  $   28,829       $  24,396
Prepaid expenses and other assets                       5,733           8,699
                                                   __________       _________
Total current assets                                   34,562          33,095

Restricted cash                                           ---              17
Property, plant, contracts and equipment, net         561,228         566,577
Excess of cost over fair value of net assets
   acquired, net                                       44,596          45,574
                                                   __________       _________
                                                   $  640,386       $ 645,263
                                                   ==========       =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                   $      408       $       5
Accrued liabilities                                    16,161          10,826
Current portion of long term debt                      18,902          17,319
                                                   __________       _________
Total current liabilities                              35,471          28,150

Due to affiliates                                      17,603          18,720
Senior secured project note                           256,656         266,898
                                                   __________       __________
    Total liabilities                                 309,730         313,768

Commitment and contingencies (Note 4)

Total Guarantors' equity                              330,656         331,495
                                                   __________       _________
                                                   $  640,386       $ 645,263
                                                   ==========       =========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                      2001            2000               2001            2000
                                                   _________        _________         _________        _________

Revenues:

Sales of electricity                             $    22,853        $  32,375         $  77,847        $  59,873
Interest and other income                                652              119             1,629              332
                                                   _________        _________         _________        _________
Total revenues                                        23,505           32,494            79,476           60,205
                                                   _________        _________         _________        _________
Expenses:

Operating, general and
   administration                                     15,438           11,288            43,004           23,852
Depreciation and amortization                          4,372            4,751            13,382           13,072
Interest expense                                       5,574            5,745            16,878           17,376
Less capitalized interest                                ---           (1,988)           (1,692)          (8,124)
                                                   _________        _________         _________        _________

Total expenses                                        25,384           19,796            71,572           46,176
                                                   _________        _________         _________        _________
Income (loss) before cumulative
  effect of accounting change                         (1,879)          12,698             7,904           14,029

Cumulative effect of accounting change                   ---              ---            (8,743)             ---
                                                   _________        _________         _________        _________

Net income (loss)                                $    (1,879)       $  12,698         $    (839)       $  14,029
                                                   =========        =========         =========        =========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                        2001              2000
Cash flows from operating activities:
Net income (loss)                                                               $          (839)   $      14,029
Adjustments to reconcile net income (loss) to net
    cash flows from operating activities:
       Depreciation and amortization                                                     13,382           13,072
       Cumulative effect of change in accounting principle                                8,743              ---
       Changes in assets and liabilities:
         Accounts receivable                                                             (4,433)         (10,694)
         Prepaid expenses and other assets                                               (5,777)           2,533
         Accounts payable and accrued
          liabilities                                                                     5,738            4,985
                                                                                _______________    _____________
Net cash flows from operating activities                                                 16,814           23,925
                                                                                _______________    _____________
Cash flows from investing activities:
Capital expenditures                                                                     (7,055)         (17,522)
Decrease in restricted cash                                                                  17            2,526
                                                                                _______________    _____________
Net cash flows from investing activities                                                 (7,038)         (14,996)
                                                                                _______________    _____________
Cash flows from financing activities:
Increase (decrease) in due to affiliates                                                 (1,117)             298
Contributions from _________                                                                 50              ---
Repayment of senior secured project note                                                 (8,659)          (9,227)
Net cash flows from financing activities                                                 (9,776)          (8,929)
                                                                                _______________    _____________
Net change in cash                                                                          ---              ---
Cash at beginning of period                                                                 ---              ---

Cash at end of period                                                           $           ---    $         ---
                                                                                ===============    =============

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)
1.  General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified in order to conform with current year classifications.

2.  Accounting Policy Change:

The Guarantors have changed their policy of accounting for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral methods, are now being expensed as incurred. The new policy went into effect January 1, 2001 and the Guarantors have recorded a cumulative effect of this change of $8.7 million.

3.  Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors implemented the new standards on January 1, 2001. The initial adoption of SFAS 133 did not have a material impact on the Guarantors' financial position, results of operations or any impact on their cash flows.

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

In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Guarantor's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Guarantors' consolidated financial statements.

In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Guarantors' fiscal year beginning January 1, 2002. Management is in the process of evaluating the impact this standard will have on the Guarantors' consolidated financial statements.

4.  Contingency:

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley projects' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Imperial Valley projects right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require that Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the occurrence of Events to restore Edison to creditworthiness (the "Effective Date"). The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the occurrence of Events to restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provides a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the Effective Date and expiring five years from such date. All other contract terms remain unchanged.

As a result of the aforementioned Settlement Agreements, the Guarantors resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

On October 2, 2001 the California Public Utilities Commission (PUC) and Edison reached a settlement in the Filed Rate Doctrine lawsuit Edison filed in Federal Court against the PUC. By its own terms, the settlement is intended to restore Edison to creditworthiness so that it is able to resume procuring the electricity needed by its customers; limit ratepayers' costs of paying off the debt; and maintain the state's role in regulating the investor owned utility by enabling Edison to pay down its back debts over a reasonable period of time. As a result of such settlement the Guarantors believe the conditions to the Effective Date under the Settlement Agreements have been satisfied. Edison disputes such conditions have been satisfied. The Guarantors are vigorously pursing enforcement of their rights under the Settlement Agreements.

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

The Guarantors are contractually entitled to receive payments due under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay, the Guarantors have established an allowance for doubtful accounts of approximately $29.2 million at September 30, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of September 30, 2001, the related combined statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related combined statements of cash flows for the nine-month periods ended September 20, 2001 and 2000. These financial statements are the responsibility of the Partnership Guarantors' management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 26, 2001

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)


                                                    September 30,   December 31,
                                                          2001            2000
 (unaudited)
ASSETS
Accounts receivable, net of allowance of $60,802
    and $0, respectively (Note 4)                  $     42,326   $      28,319
Prepaid expenses and other assets                        19,538          26,661
                                                      _________       _________
Total current liabilities                                61,864          54,980

Restricted cash                                          29,657             106
Due from affiliates                                      25,224          35,066
Property, plant, contracts and equipment, net           468,365         470,804
Construction in progress                                150,134         165,460
Management fee                                           69,305          70,855
Excess of cost over fair value of net assets
  acquired, net                                         121,757         124,430
                                                      _________       _________
                                                   $    926,306   $     921,701
                                                    ===========       =========

LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                   $      2,738   $         101
Accrued liabilities                                      23,934          17,722
Current portion of long term debt                         3,267           1,907
                                                      _________       _________
Total current liabilities                                29,939          19,730

Senior secured project notes                            246,429         248,743
Deferred income taxes                                   100,599         101,734
                                                      _________       _________
Total liabilities                                       376,967         370,207

Commitments and contingencies (Note 4)

Guarantors' equity:
Common stock                                                  3               3
Additional paid-in capital                              387,663         387,663
Retained earnings                                       161,673         163,828
                                                      _________       _________
Total Guarantors' equity                                549,339         551,494
                                                      _________       _________
                                                   $    926,306    $    921,701
                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                           September 30,                   September 30,
                                                      2001            2000              2001             2000
                                                   _________        _________         _________        _________
Revenues:

Sales of electricity                               $  20,782        $  35,063         $  64,352        $  65,080
Interest and other income                              1,702            1,783             2,642            2,884
                                                   _________        _________         _________        _________
Total revenues                                        22,484           36,846            66,994           67,964
                                                   _________        _________         _________        _________
Expenses:

Operating, general and
   administration                                      8,974           12,119            35,646           29,427
Depreciation and amortization                          5,877            4,966            17,895           14,459
Interest expense                                       4,857            4,984            14,479           15,124
Less capitalized interest                             (2,855)          (4,855)          (10,338)         (14,684)
                                                   _________        _________         _________        _________

Total expenses                                        16,853           17,214            57,682           44,326
                                                   _________        _________         _________        _________
Income before income taxes                             5,631           19,632             9,312           23,638
Provision for income taxes                             1,944            6,477             3,213            7,799
                                                   _________        _________         _________        _________

Income before cumulative
  effect of accounting change                          3,687           13,155             6,099           15,839

Cumulative effect of accounting
  change, net of tax                                     ---              ---            (8,254)             ---

Net income (loss)                                 $    3,687         $ 13,155        $   (2,155)      $   15,839
                                                  ==========        =========        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                          2001            2000
Cash flows from operating activities:
Net income (loss)                                                               $       (2,155)    $      15,839
Adjustments to reconcile net income (loss) to net
    cash flow from operating activities:
       Depreciation and amortization                                                    17,895            14,459
       Cumulative effect of change in accounting principle, net of tax                   8,254               ---
       Deferred income taxes                                                             3,213             7,799
       Changes in assets and liabilities:
          Accounts receivable                                                          (14,007)           (7,304)
          Prepaid expenses and other assets                                             (5,481)           (4,843)
          Accounts payable and accrued
           liabilities                                                                   8,849             5,098
                                                                                ______________     _____________
Net cash flows from operating activities                                                16,568            31,048
                                                                                ______________     _____________
Cash flows from investing activities:
Capital expenditures                                                                   (11,394)          (11,887)
Capital expenditures-construction                                                      (14,322)          (96,314)
Receipt of liquidated damages                                                           29,648               ---
Decrease (increase) in restricted cash                                                 (29,551)           55,468
Management fee                                                                             163            (1,537)
                                                                                ______________     _____________
Net cash flows from investing activities                                               (25,456)          (54,270)
                                                                                ______________     _____________
Cash flows from financing activities:
Repayments of senior secured project notes                                                (954)           (8,562)
Decrease in due from affiliates                                                          9,842            31,784
                                                                                ______________     _____________
Net cash flows from financing activities                                                 8,888            23,222
                                                                                ______________     _____________
Net change in cash                                                                         ---               ---

Cash at beginning of period                                                                ---               ---
                                                                                ______________     _____________
Cash at end of period                                                           $          ---     $         ---
                                                                                ==============     =============

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified in order to conform with current year classifications.

2.  Accounting Policy Change:

The Guarantors have changed their policy of accounting for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral methods, will be expensed as incurred. The new policy went into effect January 1, 2001 and the Guarantors have recorded a cumulative effect of $8.3 million, net of tax.

3.  Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors implemented the new standards on January 1, 2001. The initial adoption of SFAS 133 did not have a material impact on the Guarantors' financial position, results of operations or any impact on their cash flows.

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

In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Guarantor's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Guarantors' consolidated financial statements.

In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Guarantors' fiscal year beginning January 1, 2002. Management is in the process of evaluating the impact this standard will have on the Guarantors' consolidated financial statements.

4.  Contingency:

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

Edison failed to pay approximately $76.9 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley projects' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Imperial Valley projects right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require that Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the occurrence of Events to restore Edison to creditworthiness (the "Effective Date"). The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the occurrence of Events to restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provides a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the Effective Date and expiring five years from such date. All other contract terms remain unchanged.

As a result of the aforementioned Settlement Agreements, the Guarantors resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

On October 2, 2001 the California Public Utilities Commission (PUC) and Edison reached a settlement in the Filed Rate Doctrine lawsuit Edison filed in Federal Court against the PUC. By its own terms, the settlement is intended to restore Edison to creditworthiness so that it is able to resume procuring the electricity needed by its customers; limit ratepayers' costs of paying off the debt; and maintain the state's role in regulating the investor owned utility by enabling Edison to pay down its back debts over a reasonable period of time. As a result of such settlement the Guarantors believe the conditions to the Effective Date under the Settlement Agreements have been satisfied. Edison disputes such conditions have been satisfied. The Guarantors are vigorously pursing enforcement of their rights under the Settlement Agreements.

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

The Guarantors are contractually entitled to receive payment under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $60.8 million on September 30, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

CalEnergy Minerals LLC, a Partnership Guarantor ("Minerals LLC") owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Guarantor's Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Guarantor's Imperial Valley Project. The Guarantor's affiliates intend to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as they further develop the extraction technology.

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Guarantors sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tones per year and is scheduled to commence commercial operations in 2002. In September 1999, Minerals LLC entered into a sales agreement whereby all high grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

On July 11, 2001, Kvaerner filed an Amended Demand For Arbitration against Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

On August 7, 2001, Minerals LLC filed an Answering Statement and Counterclaim against Kvaerner. Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60.0 million; however, Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit. Therefore, Minerals LLC asked for a judgment in excess of approximately $20.0 million. The arbitration is scheduled for June 2002.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of September 30, 2001, and the related statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

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


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 26, 2001

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)


                                                 September 30,      December 31,
                                                      2001             2000
                                                 (unaudited)
ASSETS
Prepaid expenses and other assets              $          44   $           82
                                                  __________       __________
Total current assets                                      44               82

Royalty stream, net                                   14,938           15,719
Excess of cost over fair value of net assets
  acquired, net                                       30,691           31,372
Due from affiliates                                   28,890           26,497
                                                  __________       __________
                                               $      74,563   $       73,670
                                                  ==========       ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                            $         168   $           57
Current portion of long term debt                      3,947            4,434
                                                  __________       __________
Total current liabilities                              4,115            4,491

Senior secured project note                            2,877            4,607
                                                  __________       __________
    Total liabilities                                  6,992            9,098

Commitment and contingencies (Note 3)

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding               ---              ---
Additional paid-in capital                             1,561            1,561
Retained earnings                                     66,010           63,011
                                                  __________       __________
Total equity                                          67,571           64,572
                                                  __________       __________
                                               $      74,563   $       73,670
                                                  ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                      2001            2000              2001             2000
                                                   _________        _________         _________        _________

Revenues:
Royalty income                                     $     759        $   3,816         $   6,598        $   8,083

Expenses:
Operating, general and
   administrative expenses                               126            1,099             1,655            2,272
Amortization of royalty stream
   and goodwill                                          487              491             1,462            1,474
Interest expense                                         139              206               482              748
                                                   _________        _________         _________        _________
Total expenses                                           752            1,796             3,599            4,494
                                                   _________        _________         _________        _________
Net income                                         $       7        $   2,020         $   2,999        $   3,589
                                                   =========        =========         =========        =========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                             STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                           2001          2000
Cash flows from operating activities:
Net income                                         $      2,999     $     3,589
Adjustments to reconcile net income to net
    cash flow from operating activities:
       Amortization of royalty stream and goodwill        1,462           1,474
       Changes in assets and liabilities:
       Prepaid expenses and other assets                     38             115
       Accrued liabilities                                  111             141
                                                   ____________     ___________
Net cash flows from operating activities                  4,610           5,319

Net cash flows from financing activities:
Increase in due from affiliates                          (2,393)           (558)
Repayment of senior secured project note                 (2,217)         (4,761)
                                                   ____________     ___________
Net cash flows from financing activities                 (4,610)         (5,319)

Net change in cash                                          ---             ---

Cash at beginning of period                                 ---             ---
                                                   ____________     ___________
Cash at end of period                              $        ---     $       ---
                                                   ============     ===========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
1.  General:

In the opinion of management of the Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2000.

2.  Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors implemented the new standards on January 1, 2001. The initial adoption of SFAS 133 did not have a material impact on the Guarantors' financial position, results of operations or any impact on their cash flows.

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

In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning January 1, 2002. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

3.  Contingency:

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley projects' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Imperial Valley projects right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require that Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the occurrence of Events to restore Edison to creditworthiness (the "Effective Date"). The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the occurrence of Events to restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provides a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the Effective Date and expiring five years from such date. All other contract terms remain unchanged.

As a result of the aforementioned Settlement Agreements, the Guarantors resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

On October 2, 2001 the California Public Utilities Commission (PUC) and Edison reached a settlement in the Filed Rate Doctrine lawsuit Edison filed in Federal Court against the PUC. By its own terms, the settlement is intended to restore Edison to creditworthiness so that it is able to resume procuring the electricity needed by its customers; limit ratepayers' costs of paying off the debt; and maintain the state's role in regulating the investor owned utility by enabling Edison to pay down its back debts over a reasonable period of time. As a result of such settlement the Guarantors believe the conditions to the Effective Date under the Settlement Agreements have been satisfied. Edison disputes such conditions have been satisfied. The Guarantors are vigorously pursing enforcement of their rights under the Settlement Agreements.

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

The Guarantors' are contractually entitled to receive payments under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failures to pay contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $90 million on September 30, 2001.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Business

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

Power Purchase Agreements

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

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a base price, which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was
5.9 cents per kWh during the nine months ended September 30, 2001. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's avoided cost of energy.

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

Edison's average avoided cost of energy was 8.9 cents per kWh and 4.6 per kWh for the nine months ended September 30, 2001 and 2000, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Company cannot predict the likely level of avoided cost of energy prices under the SO4 Agreements and the modified SO4 Agreements.

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

As a result of legal proceedings with Edison, on March 22, 2001 the Partnership Projects and Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV suspended power sales to Edison. On March 27, 2001 and May 1, 2001, the Partnership projects, including the CE Turbo project, and Salton Sea Projects entered into a transaction agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 20, 2001 the Partnership and Salton Sea Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Payment and Pricing Issues with Edison and, as a result, resumed power sales to Edison on June 22, 2001. See discussion in Liquidity and Capital Resources, page 38.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Results of Operations

The following data includes the aggregate capacity and electricity production of Salton Sea Units I, II, III, IV and V:

                                                           Three Months Ended                   Nine Months Ended
                                                               September 30,                      September 30,
                                                          2001              2000             2001            2000
Overall capacity factor                                  79.9%             77.6%             79.9%          67.5%
Capacity (NMW) (weighted average)                        168.4             168.4             168.4          138.5
kWh produced (in thousands)                            297,200           288,400           881,900        614,400

The overall capacity factor for the Salton Sea Projects increased for the three and nine months ended September 30, 2001 compared to the same periods in 2000 primarily due to timing of overhauls and other maintenance. The capacity increased due to the start up of Salton Sea Unit V in the third quarter of 2000.

The following data includes the aggregate capacity and electricity production of the Partnership Projects:

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                         2001              2000             2001             2000

Overall capacity factor                                 105.9%            103.7%            102.2%           95.5%
Capacity (NMW) (weighted average)                          158             154.6               158           150.2
kWh produced (in thousands)                            369,600           353,900         1,058,200         943,100

The overall capacity factor for the Partnership Projects increased for the three months and nine months ended September 30, 2001 compared to the same periods in 2000 due to timing of overhauls and other maintenance. The capacity increased due to the start up of CE Turbo in the third quarter of 2000.

Revenues:

The Salton Sea Guarantors' sales of electricity decreased to $22,853 for the three months ended September 30, 2001 from $32,375 for the same period in 2000, a 29.4% decrease. For the nine months ended September 30, 2001, sales of electricity increased to $77,847 from $59,873 in 2000, a 30.0% increase. Due to uncertainties associated with Edison's financial condition and failure to pay, the Salton Sea Guarantors have established an allowance for doubtful accounts of approximately $29.2 million. The decrease in the quarter was primarily due to the increased allowance for doubtful accounts and lower avoided cost rates. The year to date increase was primarily due to higher avoided cost rates in 2001, the start up of Unit V in the third quarter of 2000 and scheduled overhauls in 2000, which were more extensive compared to 2001 partially offset by the allowance for doubtful accounts.

The Salton Sea Guarantors' interest and other income increased to $652 for the three months ended September 30, 2001 from $119 for the same period in 2000. For the nine months ended September 30, 2001, interest and other income increased to $1,629 from $332 in 2000. The increase was due to a payment of interest income by Edison as part of a settlement agreement.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Revenues:  (continued)

The Partnership Guarantors' sales of electricity decreased to $20,782 for the three months ended September 30, 2001 from $35,063 for the same period in 2000, a 40.7% decrease. For the nine months ended September 30, 2001, sales of electricity decreased to $64,352 from $65,080 in 2000, a 1.1% decrease. Due to uncertainties associated with Edison's financial conditions and failure to pay, the Partnership Guarantors have established an allowance for doubtful accounts of approximately $60.8 million. The decrease in the quarter was primarily due to the increased allowance for doubtful accounts and lower avoided cost rates. The year to date decrease was primarily due to the allowance for doubtful accounts, partially offset by higher production and higher avoided cost rates in 2001.

The Royalty Guarantor revenue decreased to $759 for the three months ended September 30, 2001 from $3,816 for the same period last year. For the nine months ended September 30, 2001 royalty revenue decreased to $6,598 from $8,083 in 2000. These decreases were due primarily to lower energy revenue from the Partnership Projects.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $15,438, for the three months ended September 30, 2001 from $11,288 for the same period in 2000. For the nine months ended September 30, 2001, operating expense increased to $43,004 from $23,852 in 2000. The increases were due to higher brine disposal costs and the start up of Unit V in the third quarter of 2000. The year to date increase was also due to higher royalty expenses resulting from higher revenues.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $8,974 for the three months ended September 30, 2001 from $12,119 for the same period in 2000. The decrease in costs in the third quarter was due to a decrease in royalty expense resulting from lower revenues. For the nine month period ended September 30, 2001, operating expenses increased to $35,646 from $29,427 in 2000. The increase for the nine months was due to the start up of CE Turbo in the third quarter of 2000 and higher brine disposal costs.

For the three months ended September 30, 2001 the Royalty Guarantors' operating expenses decreased to $126 from $1,099 for the same period in 2000. The decrease was due to lower royalty costs resulting from lower energy revenue. For the nine months ended September 30, 2001, operating expenses decreased to $1,655 from $2,272 in 2000. This decrease was due to lower royalty costs resulting from lower energy revenue.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization decreased to $4,372 for the three months ended, September 30 2001 from $4,751 for the same period of 2000, a 8.0% decrease. For the nine months ended September 30, 2001, depreciation and amortization increased to $13,382 from $13,072 in 2000, a 2.4% increase. The increase was due primarily to the start up of Unit V in the third quarter of 2000.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Depreciation and Amortization: (continued)

The Partnership Guarantors' depreciation and amortization increased to $5,877 for the three months ended September 30, 2001 from $4,966 for the same period in 2000. For the nine months ended September 30, 2001 depreciation and amortization increased to $17,895 from $14,459 in 2000. The increases were due primarily to the upgraded brine handling system and the start up of CE Turbo in the third quarter of 2000.

The Royalty Guarantors' amortization was $487 for the three months ended September 30, 2001 compared to $491 for the same period of 2000. For the nine months ended September 30, 2001, amortization was $1,462 compared to $1,474 in 2000.

Interest Expense:

The Salton Sea Guarantors' interest expense, net of capitalized interest, increased to $5,574 for the three months ended September 30, 2001 from $3,757 for the same period in 2000. For the nine months ended September 30, 2001, interest expense, net of capitalized interest, increased to $15,186 from $9,252 in 2000. The increases were due to the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized interest, increased to $2,002 for the three months ended September 30, 2001 from $129 for the same period in 2000. For the nine months ended September 30, 2001, interest expense, net of capitalized interest, increased to $4,141 from $440 in 2000. The increases were due to the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness.

The Royalty Guarantors' interest expense decreased to $139 for the three months ended September 30, 2001 from $206 from the same period in 2000. For the nine months ended September 30, 2001, interest expense decreased to $482 from $748 in 2000. The decreases were due to reduced indebtedness.

Income Tax Provision:

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors income tax benefit was $1,944 for the three months ended September 30, 2001 compared to a provision of $6,477 for the same period in 2000. For the nine months ended September 30, 2001, the income tax provision decreased to $3,213 from $7,799 in 2000. These decreases were primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Partnership Guarantors from distributions to the parent company by the Partnership Guarantors which occur after operating expenses and debt service.

The Royalty Guarantor is a partnership. Income taxes are the responsibility of the partners and Royalty Guarantor has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

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

Net Income (Loss):

The Salton Sea Funding Corporation's net income for the three months ended September 30, 2001 was $181 compared to a net income of $184 for the same period in 2000. For the nine months ended September 30, 2001 the net income was $62 compared to $126 in 2000. The net income primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors had a net loss of $1,879 for the three months ended September 30, 2001 compared to net income of $12,698 for the same period of 2000. For the nine months ended September 30, 2001, the net loss was $839 compared to net income of $14,029 in 2000.

The Partnership Guarantors had a net income of $3,687 for the three months ended September 30, 2001 compared to net income of $13,155 for the same period of 2000. For the nine months ended September 30, 2001, the Partnership Guarantors' had a net loss of $2,155 compared to net income of $15,839 in 2000.

The Royalty Guarantor's net income decreased to $7 for the three months ended September 30, 2001 compared to $2,020 for the same period of 2000. For the nine months ended September 30, 2001, net income decreased to $2,999 from $3,589 in 2000.

Liquidity and Capital Resources:

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley projects' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court terminated the Imperial Valley projects right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require that Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the occurrence of Events to restore Edison to creditworthiness (the "Effective Date"). The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the occurrence of Events to restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provides a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the Effective Date and expiring five years from such date. All other contract terms remain unchanged.

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

On October 2, 2001 the California Public Utilities Commission (PUC) and Edison reached a settlement in the Filed Rate Doctrine lawsuit Edison filed in Federal Court against the PUC. By its own terms, the settlement is intended to restore Edison to creditworthiness so that it is able to resume procuring the electricity needed by its customers; limit ratepayers' costs of paying off the debt; and maintain the state's role in regulating the investor owned utility by enabling Edison to pay down its back debts over a reasonable period of time. As a result of such settlement the Guarantors believe the conditions to the Effective Date under the Settlement Agreements have been satisfied. Edison disputes such conditions have been satisfied. The Guarantors are vigorously pursing enforcement of their rights under the Settlement Agreements.

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

Minerals LLC is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Guarantors sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operations in 2002. In September 1999, Minerals LLC entered into a sales agreement whereby all high grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

On July 11, 2001, Kvaerner filed an Amended Demand For Arbitration against Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

On August 7, 2001, Minerals LLC filed an Answering Statement and Counterclaim against Kvaerner. Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60.0 million; however, Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit. Therefore, Minerals LLC asked for a judgment in excess of approximately $20.0 million. The arbitration is scheduled for June 2002.

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

Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors implemented the new standards on January 1, 2001. The initial adoption of SFAS 133 did not have a material impact on the Guarantors' financial position, results of operations or any impact on their cash flows

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Accounting Pronouncements: (continued)

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

In July 2001, FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations" (SFAS 143). This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning January 1, 2002. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

Environmental Liabilities:

The Company may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2001 and December 31, 2000, the environmental liabilities recorded on the balance sheet were not material.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (in thousands, except per kwh data)
                        _________________________________

Qualitative and Quantitative Disclosures About Market Risk

There have been no significant changes in the Salton Sea Funding Corporation's market risk for the nine months ended September 30, 2001. For additional information see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 6 - Exhibits and Reports on Form 8-K.

          (a) Exhibits:

              None

          (b) Reports on Form 8-K:

              None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of November 2001.


                                      SALTON SEA FUNDING CORPORATION


Date:    November 14, 2001            /s/    Joseph M. Lillo
                                      By:    Joseph M. Lillo
                                             Vice President and Controller