Form 10-K
period 2001-12-31
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; NIGUEL ENERGY CO; CALENERGY OPERATING CORP; SALTON SEA MINERALS CORP; CE SALTON SEA INC; CE TURBO LLC; CALENERGY MINERALS LLC; SALTON SEA POWER LLC; VPC GEOTHERMAL LLC
filed 2002-04-01
CIK 949149, 949256, 1087460, 1087421, 1087420, 1087419, 1087418, 1087417, 1087416, 1087415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
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

                 302 S. 36th Street, Suite 400, Omaha, NE 68131
          -------------------------------------------------------------
              (Address of principal executive offices and Zip Code
                       of Salton Sea Funding Corporation)
               Salton Sea Funding Corporation's telephone number,
                      including area code: (402) 341-4500
                                           --------------

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

All common stock of Salton Sea Funding Corporation is held by Magma Power Company. 100 shares of Common Stock were outstanding on March 28, 2002.

 Documents incorporated by reference:  N/A

                                TABLE OF CONTENTS

Part I    ....................................................................1
         Item 1.  Business....................................................1
         The Projects.........................................................2
                  Salton Sea Projects.........................................3
                  Partnership Projects........................................4
                  Zinc Recovery Project.......................................5
                  Royalty Projects............................................5
         Securities        ...................................................5
                  Structure of and Collateral for the Securities..............6
                  Payment of Interest and Principal...........................7
                  Priority of Payments........................................8
                  Debt Service Reserve Fund...................................9
                  Optional Redemption.........................................9
                  Mandatory Redemption........................................9
                  Distributions     ..........................................9
                  Incurrence of Additional Debt..............................10
                  Principal Indenture Covenants..............................11
                  Principal Credit Agreement Covenants.......................11
                  Considerations Regarding Limitation on Remedies............11
         Power Price and Sales Uncertainty...................................11
         Reliance on Single Utility Customer.................................12
         Zinc Price and Sales Uncertainty....................................12
         Construction Uncertainty............................................12
         Uncertainties Relating to Exploration and Development of
                Geothermal Energy Resources..................................12
         Insurance...........................................................13
         Regulatory and Environmental Matters................................13
         Employees...........................................................13
         Item 2.  Properties.................................................14
         Item 3.  Legal Proceedings..........................................14
         Item 4.  Submission of Matters to a Vote of Security Holders........16

Part II  ....................................................................17
         Item 5.  Market for Registrant's Common Equity and Related
                Stockholder's Matters........................................17
         Item 6.  Selected Financial Data....................................17
         Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................18
                  Forward Looking Statements.................................18
                  Critical Accounting Policies...............................18
                  Factors Affecting Results of Operations....................19
                  Capacity Utilizations......................................19
                  Results of Operations for the Years Ended December 31,
                2001, 2000 and 1999..........................................20
         Item 7A.  Qualitative and Quantitative Disclosures About Market Risk26
                      Interest Rate Risk.....................................26
         Item 8.   Financial Statements and Supplementary Data...............27
         Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................80

Part III ....................................................................81
         Item 10.    Directors and Executive Officers of the Registrant......81
         Item 11.   Executive Compensation...................................83
         Item 12.   Security Ownership of Certain Beneficial Owners and
                Management...................................................83
                  Item 13.   Certain Relationships and Related Transactions..83

Part IV  ....................................................................85
         Item 14.   Exhibits, Financial Statements Schedule and Reports
                on Form 8-K..................................................85

Signatures...................................................................86

PART I

Item 1.  Business

Salton Sea Funding Corporation ("Funding Corporation") an indirect wholly-owned subsidiary of CE Generation, LLC ("CE Generation"), is a Delaware corporation formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of the Guarantors (as defined below). The principal executive office of the Funding Corporation is located at 302 South 36th Street, Suite 400, Omaha, Nebraska 68131 and its telephone number is
(402) 341-4500.

CE Generation owns all of the capital stock of Magma Power Company ("Magma"), which owns all of the outstanding capital stock of Funding Corporation. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States utilizing geothermal and natural gas resources. CE Generation has an aggregate net ownership interest of 756 MW of electrical generating capacity in power plants in operation in the United States, which have an aggregate net capacity of 816 MW (including its interests in the Salton Sea Projects and the Partnership Projects as defined below).

All of the outstanding stock of Magma was contributed by MidAmerican Energy Holdings Company ("MidAmerican") to CE Generation in February 1999. In March 1999, MidAmerican sold a 50% interest in CE Generation to El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy North American Company ("EPME") on December 31, 2000, an affiliate of El Paso Corporation ("EPME").

Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors, except for CalEnergy Minerals LLC ("Minerals LLC") and Salton Sea Minerals Corp., which are owned by MidAmerican. The Guarantors are comprised of the Salton Sea Guarantors, the Partnership Guarantors and the Royalty Guarantor.

The Salton Sea Guarantors include Salton Sea Brine Processing L.P. ("SSBP"), Salton Sea Power Generation L.P. ("SSPG") Salton Sea Power L.L.C. ("Power LLC") and Fish Lake Power LLC ("Fish Lake") (collectively, the "Salton Sea Guarantors"), which own five operating geothermal power plants located in Imperial Valley, California known as Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V (the "Salton Sea Projects").

The Partnership Guarantors include the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch, L.P. ("Del Ranch") and CE Turbo LLC ("Turbo"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and Turbo Project, respectively (the "Partnership Projects"). The Partnership Guarantors also include Minerals LLC, which is constructing a zinc recovery project in the Imperial Valley, California. Finally, the Partnership Guarantors include CalEnergy Operating Corporation ("CEOC"), Vulcan Power Company ("VPC"), San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG"), Salton Sea Minerals Corp. and CE Salton Sea Inc. VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corporation owns Minerals LLC. CE Salton Sea Inc. owns Power LLC and Turbo.

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

Salton Sea Royalty LLC ("SSRC" or the "Royalty Guarantor") is the Royalty Guarantor. SSRC received an assignment of certain fees and royalties ("Royalties") paid by three Partnership Projects: Elmore, Leathers and Del Ranch.

CEOC currently operates each of the Salton Sea Projects and the Partnership Projects, collectively the "Imperial Valley Projects". Affiliates of Magma control, through a variety of fee, leasehold, and royalty interests, rights to geothermal resources for power production in the Salton Sea Known Geothermal Resource Area ("SSKGRA"). The Funding Corporation believes that such resources will be sufficient to operate the Salton Sea Projects and the Partnership

Projects at contract capacity under their respective power purchase agreements through the final maturity date of the Securities.

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

                                                 DATE OF                                        CONTRACT
PROJECT                    FACILITY             COMMERICAL        CONTRACT      CONTRACT         POWER
                           CAPACITY (1)(2)      OPERATION        EXPIRATION       TYPE         PURCHASERS

Salton Sea Projects
Salton Sea I                 10.0               7/1987              6/2017      Negotiated          Edison
Salton Sea II                20.0               4/1990              4/2020             SO4          Edison
Salton Sea III               49.8               2/1989              2/2019             SO4          Edison
Salton Sea IV                39.6               6/1996              5/2026             SO4          Edison
Salton Sea V                 49.0               6/2000                 N/A             N/A     Energy Markets/
                            -----                                                              Zinc Recovery Project
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
                           ======

Zinc Recovery
Project                    30,000                 2002                 N/A             N/A             N/A
                           ======

(1) Power capacity varies with operating and reservoir conditions.
(2) Facility Capacities are measured in MW; zinc recovery project capacity is measured in estimated tons per year production.

Each of the Imperial Valley Projects, excluding the Turbo and Salton Sea V Projects, sells electricity to Southern California Edison Company ("Edison") pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the Project, which is subject to the agreement. The power purchase agreements provide for energy payments, capacity payments and capacity bonus payments. Edison makes fixed annual capacity payments and capacity bonus payments to the applicable projects to the extent that capacity factors exceed certain benchmarks. Except as described, the price for capacity is fixed for the life of the SO4 Agreements and is significantly higher in the months of June through September.

Energy payments for the SO4 Agreements were at increasing fixed rates for the first ten years after firm operation and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects, which receive Edison's Avoided Cost of Energy entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment is 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2001, 2000 and 1999, respectively, Edison's Average Avoided Cost of Energy was 7.4 cents per kilowatt-hour, 5.8 cents per kilowatt-hour and 3.1 cents per kilowatt-hour, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

The Imperial Valley Projects, other than Salton Sea I, receive transmission service from the Imperial Irrigation District to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the Imperial Irrigation District's cost of service, which was $1.68 per month per kilowatt of service provided for 2001 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for Salton Sea III, 2020 for Salton Sea II and 2026 for Salton Sea IV. Salton Sea V and the Turbo Projects have entered into 30-year agreements with similar terms with the Imperial Irrigation District. Salton Sea I delivers energy to Edison at the project site and has no transmission service agreement with the Imperial Irrigation District.

Salton Sea Projects

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement that commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA and is currently $154.45 per kW-year. The capacity payment is approximately $1.1 million per annum. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea was 5.9 cents per kWh during 2001. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The combined annual capacity and bonus payments are approximately $3.3 million. The energy payments for the first ten-year period, which period expired on April 4, 2000, were levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payment was based on Edison's Avoided Cost of Energy. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175/kW per year. The combined annual capacity and bonus payments are approximately $9.7 million. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the energy payment was based on Edison's Avoided Cost of Energy.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement ("Fish Lake PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The combined capacity and bonus payments in 2001 were approximately $5.7 million. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

The Salton Sea V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002. The Salton Sea V Project sells its remaining output through other market transactions.

On January 17, 2001, Salton Sea Power entered into a transaction agreement to sell available power from Salton Sea V to El Paso Merchant Energy North America Company ("EPME"). Under the terms of the agreement, at the option of Salton Sea Power, EPME purchased all available power from the Salton Sea V and based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001 Salton Sea Power entered into new transaction agreements to sell available power from Salton Sea V to EPME based on percentages of the Dow Jones SP-15 Index.

Partnership Projects

The Vulcan Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. The combined annual capacity and bonus payments are approximately $5.5 million.

The Hoch (Del Ranch) Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The combined contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The combined annual capacity and bonus payments are approximately $7.9 million.

The Elmore Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.9 million.

The Leathers Project combined contracts to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The combined annual capacity and bonus payments are approximately $7.5 million. The fixed price period for energy payments expired on December 31, 1999. Thereafter, the energy payment was based on Edison's Avoided Cost of Energy.

The Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The Turbo Project may sell its output pursuant to a power purchase agreements with a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002.

On January 17, 2001, CE Turbo entered into a transaction agreement to sell available power from the Turbo Project to EPME. Under the terms of the agreement, at the option of CE Turbo, EPME purchased all available power from the Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001 CE Turbo entered into new transaction agreements to sell available power from the Turbo Project to EPME based on percentages of the Dow Jones SP-15 Index.

Minerals LLC developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the company's Imperial Valley Projects. A pilot plant has successfully produced commercial quality zinc at the Imperial Valley Projects. The affiliates of Minerals LLC intend to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology.

Minerals LLC is constructing the Zinc Recovery Project, which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Salton Sea & Partnership Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 tons per year and is scheduled to commence commercial operations in 2002. In September 1999, Minerals LLC entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

                 ROYALTIES TO BE PAID TO              ROYALTIES TO BE PAID TO
                   ROYALTY GUARANTOR                   PARTNERSHIP GUARANTORS
PROJECT        % ENERGY           % CAPACITY      % ENERGY        % CAPACITY
               REVENUES            REVENUES         REVENUES        REVENUES

Del Ranch      23.33                 1.00            5.67              3.00
Elmore         23.33                 1.00            5.67              3.00
Leathers       21.50                 0.00            7.50              3.00
Vulcan          0.00                 0.00            4.17              0.00


The Securities

The Funding Corporation is a Delaware corporation formed for the sole purpose of issuing securities in our individual capacity as principal and as agent acting on behalf of our affiliates, which guarantee the Securities.

The Funding Corporation has completed the following issuances and exchanges of securities (together, the "Securities"):

     * On July 21, 1995, the Funding Corporation issued (1) $232.75 million of 6.69% Senior Secured Series A Notes Due 2000 (the "Series A Securities"),
     (2) $133 million of 7.37% Senior Secured Series B Bonds Due 2005 (the "Series B Securities") and (3) $109.25 million of 7.84% Senior Secured Series C Bonds Due 2010 (the "Series C Securities"). The Series A Securities were repaid in full on May 30, 2000.

     * On June 20, 1996, the Funding Corporation issued (1) $70 million of 7.02% Senior Secured Series D Bonds Due 2000 (the "Series D Securities") and (2) $65 million of 8.30% Senior Secured Series E Bonds Due 2011 (the "Series E Securities"). The Series D Securities were repaid in full on May 30, 2000.

     * On October 13, 1998, the Funding Corporation issued $285 million of 7.475% Senior Secured Series F Bonds Due 2018 (the "Series F Securities").

The Securities have received ratings of Ba3 by Moody's Investors Service, Inc. ("Moody's") and "BBB-" by Standard & Poor's Ratings Group ("S&P"). The Securities will be equivalent in right of payment and in the right to share in the collateral. On December 31, 2001, the aggregate principal amount of all Securities outstanding was $520 million.

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

The Funding Corporation is a special purpose finance subsidiary of Magma. Its ability to make payments on the Securities will be entirely dependent on the Guarantors' performance of their obligations under the Project Notes and the Guarantees. As is common in non-recourse, project finance structures, the assets and cash flows of the Guarantors are the sole source of repayment of the Project Notes and the Guarantees. The Salton Sea Guarantors conduct no other business and own no other significant assets except those related to the ownership or operation of the Salton Sea Projects. The Partnership Guarantors conduct no business other than owning their respective ownership interests in the Partnership Projects and providing operation, maintenance, administrative and technical services for Magma, the Salton Sea Projects and the Partnership Projects. The Royalty Guarantor has been organized solely to receive royalty payments owed by the Partnership Projects and conducts no other business and owns no other assets. In the event of a default by any Guarantor under a Project Note, Credit Agreement or Guarantee, there is no assurance that the exercise of remedies under such Project Note, Credit Agreement or Guarantee, including foreclosure on the assets of such Guarantor, would provide sufficient funds to pay such Guarantor's obligation under the Project Notes and the Guarantees. Moreover, unless such default causes a payment default under the Indenture (in which case remedies may be exercised against the defaulting Guarantor's and the Salton Sea Guarantors' assets), remedies may be exercised only against the assets of the defaulting Guarantors. No shareholders, partners or affiliates of the Funding Corporation (other than the Guarantors) and no directors, officers or employees of the Funding Corporation or the Guarantors will guarantee or be in any way liable for the payment of the Securities, the Project Notes or the Guarantees except the guarantee by MidAmerican for the direct and indirect owners of the Zinc Recovery Project of a specified portion of the scheduled debt service on the Series F Securities including the current principal amount of approximately $139.9 million and associated interest. In addition, the obligations of the Partnership Guarantors and the Royalty Guarantor under the Guarantees are limited to the available cash flows of such Guarantors. As a result, payment of amounts owed pursuant to the Project Notes, the Guarantees and the Securities is dependent upon the availability of sufficient revenues and royalty payments from the Guarantors' businesses or holdings, after the payment of operating expenses and the satisfaction of certain other obligations.

Payment of Interest and Principal

    The interest payment dates for the Securities are May 30 and November 30.

The remaining balance of the $133 million initial principal amount of the 7.37% Series B Securities due May 30, 2005 is payable in semiannual installments as follows:

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

The $109.25 million initial principal amount of the 7.84% Series C Securities due May 30, 2010 is payable in semiannual installments, commencing May 30, 2003, as follows:

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

The remaining balance of the $65 million initial principal amount of the 8.30% Series E Securities due May 30, 2011 is payable in semiannual installments as follows:

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

The remaining balance of the $285 million initial principal amount of the 7.475% Series F Securities due November 30, 2018 is payable in semiannual installments as follows:

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

Debt Service Reserve Fund

The Funding Corporation is obligated at all times to maintain a Debt Service Reserve Fund and/or an acceptable letter of credit. The Debt Service Reserve Fund is funded from available funds in accordance with the priority of payments until the aggregate amount of the fund and letter of credit are equal to:

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

The Debt Service Reserve Letter of Credit, which was being provided by Credit Suisse First Boston, must be issued by a financial institution rated at least "A" by S&P and "A2" by Moody's. As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit and has been extended beyond its current 2004 expiration date or replaced.

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

Power Price and Sales Uncertainty

The Power Purchase Agreements pursuant to which each of the Vulcan, Del Ranch, Elmore, Leathers, Salton Sea II and Salton Sea III Projects sell electricity to Edison are SO4 Agreements. These agreements provide for both capacity payments and energy payments for a term of 30 years. While the basis for the capacity payment is fixed for the entire 30-year term, the price of energy payments is fixed only for the first ten years of the term. Thereafter, the required energy payment converted to Edison's Avoided Cost of Energy, as determined by a methodology approved by, and subject to change by, the California Public Utility Commission. In June and November 2001, the Imperial Valley Projects, which receive Edison's Avoided Cost of Energy entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy rate in lieu of Edison's Avoided Cost of Energy. The fixed energy payment is 3.25 cents/kWh from December 1, 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the year ended December 2001, 2000 and 1999, Edison's average avoided cost of energy was 7.4 cents, 5.8 cents and 3.1 cents per kWh, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Funding Corporation and the Guarantors cannot predict the likely level of avoided cost of energy prices under these agreements.

Although approximately one-third of the net electrical output of Salton Sea V will be sold for use by the Zinc Recovery Project pursuant to a power purchase agreement and power from the Turbo Project may also be used by the Zinc Recovery Project pursuant to a separate power purchase agreement, neither Salton Sea V nor the Turbo Project currently has any power sales agreements for any portion of the capacity of such Projects. The strategy for Salton Sea V and the Turbo Project is to sell output not needed by the Zinc Recovery Project in short term transactions through established energy markets or in such other transactions from time to time as may be found to be more advantageous than those conducted through established energy markets. Energy prices are expected to have the characteristics of short-term spot prices and to fluctuate from time to time in a manner that cannot be predicted with accuracy and is not within the control of the Funding Corporation, the Guarantors or any other person.

Reliance on Single Utility Customer

Each of the Vulcan, Del Ranch, Elmore, Leathers and Salton Sea I-IV Projects relies on an agreement with Edison to generate 100% of its operating revenues. The payments (excluding those for power sales from March 22 through June 22, 2001) under these agreements have constituted 100% of the operating revenues of each Project since its inception, and may do so for the life of the Securities. Any material failure of Edison to fulfill its contractual obligations under the Power Purchase Agreements could have a material adverse effect on the ability of the Funding Corporation to pay principal of and interest on the Securities.

Zinc Price and Sales Uncertainty

In September 1999, Minerals LLC entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

Construction Uncertainty

Although several of the power projects have been operating for a number of years, the Zinc Recovery Project is currently in construction and is subject to customary risks associated with the construction of metals processing plants including risks of delays in completion, cost overruns and failures to perform in accordance with contract terms. In addition, while each of the individual process steps to be utilized in the Zinc Recovery Project (including ion exchange, solvent extraction and electrowinning) has been in operation for more than twenty years and the demonstration plant at the SSKGRA has successfully recovered zinc through this integrated process, the integrated process for the production of zinc from geothermal brine has not been attempted in a large scale commercial facility. Any material unremedied delay in or unsatisfactory completion of the Zinc Recovery Project could have an adverse effect on the applicable Guarantors' results of operations.

Uncertainties Relating to Exploration and Development of Geothermal Energy Resources

Geothermal exploration, development and operations are subject to uncertainties, which vary among different geothermal reservoirs and are similar to those typically associated with oil and gas exploration and development, including dry holes and uncontrolled releases. Because of the geological complexities of geothermal reservoirs, the geographic area and sustainable output of geothermal reservoirs can only be estimated and cannot be definitively established. There is, accordingly, a risk of an unexpected decline in the capacity of geothermal wells and a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired.

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

Employees

Employees necessary for the operation of the Salton Sea Projects and the Partnership Projects are provided by CEOC. As of December 31, 2001, CEOC employed 232 people at the Salton Sea Projects and the Partnership Projects, collectively. CEOC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, hydrology, volcanology, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management and electric power operation. CEOC employees are not covered by any collective bargaining agreement. The Funding Corporation believes that CEOC's employee relations are good.

Item 2.  Properties

See page 4 for a schedule of the Guarantors' facilities.

Item 3.  Legal Proceedings

In addition to the proceedings described below, some of the projects are currently parties to various minor items of litigation in the normal course of business none of which, if determined adversely, would have a material adverse effect on those projects financial position, results of operations or cash flows.

Southern California Edison/California Power Exchange- Past Due Amounts

Edison, a wholly owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Following Edison's recent financing Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

Edison failed to pay approximately $119 million due under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and Turbo Projects) for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with EPME, in which the Guarantors' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court prospectively vacated its order authorizing the Guarantors' to resell power.

On June 20, 2001, the Guarantors' (excluding Salton Sea V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission ("CPUC") announced an agreement with Edison that allowed Edison to recover in retail electric rates its past due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash on hand, enabled Edison to pay off its past due debts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Guarantors' a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future avoided cost of energy vary substantially from year to year.

As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit and has been extended beyond its current 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea Unit V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.0 million.

The Guarantors are contractually entitled to receive payments under the Power Purchase Agreements, Settlement Agreements and Transactions Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations at December 31, 2001, along with the California Power Exchange bankruptcy, the Guarantors have established an allowance for doubtful accounts of approximately $9.8 million on December 31, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

Southern California Edison - Capacity Bonus Payments

Edison has failed to pay approximately $1.3 million of capacity bonus payments for the months of October, November and December 2001. On December 10, 2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Guarantors will vigorously pursue collection of the capacity bonus payments.

Kvaerner Arbitration

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, Minerals LLC issued notices of default termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery EPC contract, the Guarantors drew $29.6 million under the EPC contract letter of credit on July 20, 2001. The liquidated damages have been accounted for as a reduction of the capitalized costs of the project. The Guarantors have entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

On July 11, 2001, Kvaerner filed an Amended Demand for Arbitration against Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

On August 7, 2001, Minerals filed an Answering Statement and Counterclaim against Kvaerner. Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit, Therefore, Minerals LLC asked for a judgment in excess of approximately $20 million. The arbitration is scheduled for June 2002.

Stone and Webster

The Salton Sea V and Turbo Projects were constructed by Stone and Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to date certain, fixed-price, turnkey engineering, procure, construct and manage contracts (collectively, the "Salton Sea V and Turbo Projects EPC Contracts"). On March 7, 2002, Salton Sea Power L.L.C., Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo L.L.C., the owners of the Salton Sea V and Turbo Projects, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V and Turbo Projects pursuant to the Salton Sea V and Turbo Projects EPC Contracts. The Demand for Arbitration did not include a stated claim amount. The arbitration is scheduled for June 2002.

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

                                                            Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                          2001           2000         1999           1998(1)           1997
---------------------------------------------------------------------------------------------------------------

Total revenues                      $     41,791         43,718      $48,538          $39,329         $40,674
Income (loss) before cumulative effect of
   change in accounting principle            (37)           174        1,123            1,783           1,461
Net income (loss)                           (137)           174        1,123            1,783           1,461

Total assets                        $    540,580       $565,375     $585,648         $659,337        $474,289
Senior secured notes and bonds           520,250        543,908      568,980          626,816         448,754
Total liabilities                        527,482        552,140      572,587          647,399         464,134
Total stockholder's equity                13,098         13,235       13,061           11,938          10,155

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

                                                               Year Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                         2001          2000(1)         1999(2)         1998         1997
----------------------------------------------------------------------------------------------------------------
Sales of electricity                 $  110,941      $  98,057     $   81,850      $  106,274    $ 106,252
Total revenues                          113,228         98,410         83,718         107,091      106,425
Income (loss) before cumulative effect of
  change in accounting principle          (807)         28,323         23,045          45,939       42,816
Net income (loss)                       (9,550)         28,323         23,045          45,939       42,816

Total assets                            599,378        626,543        633,014         628,515      556,353
Senior secured project note             266,899        284,217        293,954         310,030      266,208
Total liabilities                       277,793        295,048        329,842         348,388      322,165

     (1)  Salton Sea V commenced operations in the third quarter of 2000.
     (2) The decrease in revenue and net income in 1999 was primarily due to the expiration of the fixed price period for the Salton Sea III Project.

Partnership Guarantors

The following tables set forth selected historical combined financial and operating data of the Partnership Guarantors. The data should be read in conjunction with the financial statements and related notes, and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------
                                        2001         2000(1)      1999(2)       1998         1997
-----------------------------------------------------------------------------------------------------
Sales of electricity                   $119,738     $103,250     $105,921     $165,779     $158,125
Total revenues                          126,318      108,184      114,988      172,565      162,315
Income before cumulative effect of
  change in accounting principles        22,975       27,180       25,481       37,134       33,637
Net income                               16,085       27,180       25,481       37,134       33,637

Total assets                            938,342      921,701      901,892      907,819      736,783
Senior secured project note             248,742      250,650      261,212      293,576      143,610
Total liabilities                       370,763      370,207      377,578      408,986      275,084

     (1)  Turbo commenced operations in the third quarter of 2000.
     (2) The decrease in revenue and net income in 1999 was primarily due to the expiration of the fixed price periods for the Elmore and Del Ranch Projects.

Royalty Guarantor

The following tables set forth selected historical financial and operating data of the Royalty Guarantor. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                                                    Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                          2001       2000           1999       1998(1)        1997
------------------------------------------------------------------------------------------------------
Total revenues                          $16,882      $14,130       $26,274     $51,703      $32,231
Net income                               10,092        7,352        19,222      19,497        8,661

Total assets                             79,300       73,670        71,116      77,432       86,009
Senior secured project note               4,607        9,041        13,814      23,210       38,934
Total liabilities                         4,636        9,098        13,896      39,434       67,508

     (1) In 1998, the Royalty Guarantor received $25 million in a settlement related to the Geo East Mesa payments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development and construction uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to geothermal resources, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, estimates of the recoverability of amounts due could be adversely affected.

Impairment of Long-Lived Assets

The Guarantors' long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. The Guarantors believe the useful lives we assigned to these assets, which range from 3 to 40 years, are reasonable. The Guarantors evaluate the long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. These computations utilized judgments and assumptions inherent in management's estimate of undiscounted future cash flows to determine recoverability of an asset. If the Guarantors assumptions about these assets change as a result of events or circumstances, and the Guarantors believe the assets may have declined in value, then the Guarantors may record impairment charges, resulting in lower profits.

Contingent Liabilities

The Guarantors are subject to the possibility of various loss contingencies arising in the ordinary course of business. The Guarantors consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as the ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Guarantors regularly evaluate current information available to determine whether such accruals should be adjusted.

Factors Affecting Results of Operations

The periodic results of operations for the Guarantors are influenced to varying degrees by a number of factors, principally the level of revenues received under the power purchase agreements, project capacity utilization, the level of operating expenses and capital expenditures.

Capacity Utilizations

For purposes of consistency in financial presentation, plant capacity factors for Vulcan, Del Ranch, Turbo, Elmore and Leathers plants are based on capacity amounts of 34, 38, 10, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV, and Salton Sea V plants, are based on nominal capacity amounts of 10, 20, 49.8, 39.6 and 49 net MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amounts listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

The following operating data represents the aggregate capacity and electricity production of Salton Sea I and II, Salton Sea III, Salton Sea IV and Salton Sea
V:

                                           Years Ended December 31,
--------------------------------------------------------------------------------
                                       2001            2000           1999
--------------------------------------------------------------------------------
  Overall capacity factor              80.1%           76.1%         91.9%
  Capacity NMW (weighted average)     168.4           146.1         119.4
  Kwh produced (in thousands)     1,180,900         976,500       960,800
--------------------------------------------------------------------------------

The following operating data represents the aggregate capacity and electricity production of Vulcan, Del Ranch, Elmore, Leathers and Turbo:

                                       Years Ended December 31,
--------------------------------------------------------------------------------
                                   2001            2000                1999
--------------------------------------------------------------------------------
  Overall capacity factor           100.0%            98.8%            103.4%
  Capacity NMW (weighted average)   158.0            152.1             148.0
  Kwh produced (in thousands)   1,384,700        1,320,300         1,339,900
--------------------------------------------------------------------------------

Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

Revenues

The Salton Sea Guarantors' sales of electricity increased to $110.9 million for the year ended December 31, 2001 from $98.1 million for the same period in 2000. The increase was primarily due to higher energy rates in 2001, the start up of Salton Sea V in the third quarter of 2000 and scheduled overhauls in 2000, which were more extensive compared to 2001. Due to uncertainties associated with Edison's financial condition and failure to pay, the Salton Sea Guarantors have established an allowance for doubtful accounts of approximately $9.8 million, which reduced revenues in 2001 compared to 2000. The Salton Sea Guarantors' sales of electricity increased to $98.1 million for the year ended December 31, 2000 from $81.9 million for the same period in 1999. The increase was due to the addition of Salton Sea V and higher avoided cost rates.

The Salton Sea Guarantors interest and other income increased to $2.3 million in 2001 from $.4 million in 2000. The increase was due to interest income earned on past due balances from Edison. Interest and other income decreased to $.4 million in 2000 from $1.9 million in 1999. The decrease was due to lower cash balances.

The Partnership Guarantors' sales of electricity increased to $119.7 million for the year ended December 31, 2001 from $103.3 million for the same period in 2000. The increase was due to higher energy rates, the start up of CE Turbo in the third quarter of 2000 and more production due to fewer outages compared to 2000. Due to uncertainties associated with Edison's financial conditions and failure to pay, the Partnership Guarantors have established an allowance for doubtful accounts of approximately $14.9 million, which reduced income in 2001 compared to 2000. The Partnership Guarantors' sales of electricity decreased to $103.3 million for the year ended December 31, 2000 from $105.9 million for the same period in 1999. The decrease is due to the end of the fixed price period at Leathers partially offset by the addition of Turbo and higher avoided cost rates.

Interest and other income for the Partnership Guarantors increased to $6.6 million for the year ended December 31, 2001 from $4.9 million for the same period in 2000. The increase was due to interest income earned on past due balances from Edison. Interest and other income for the Partnership Guarantors decreased to $4.9 million for the year ended December 31, 2000 from $9.1 million for 1999. The decrease was due to lower interest income on reduced restricted cash balances, which were depleted by construction expenditures.

The Royalty Guarantor revenue increased to $16.9 million for the year ended December 31, 2001 from $14.1 million for the same period in 2000. The increase was the result of higher energy sales at the Partnership Projects resulting in higher revenues. The Royalty Guarantor revenue decreased to $14.1 million for the year ended December 31, 2000 from $26.3 million for the same period in 1999. The decrease was the result of the lower energy sales at the Partnership Projects resulting in lower royalties and the realization of deferred revenue of $9.3 million related to the East Mesa settlement in 1999.

Operating Expenses

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $61.6 million for the year ended December 31, 2001, from $40.8 million for the same period in 2000 and $28.8 million for the same period in 1999. The increase in expenses from 2000 to 2001 was primarily due to higher operating costs resulting from Salton Sea V costs for an entire year, higher brine disposal costs and higher royalty costs due to higher revenue. The increase from expenses from 1999 to 2000 was primarily due to higher operating costs resulting from Salton Sea V start up activities and higher brine disposal costs.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $62.7 million for the year ended December 31, 2001, from $53.0 million for the same period in 2000 and $48.0 million for the same period in 1999. The increase in costs from 2000 to 2001 was due primarily to higher royalty expense due to higher revenue, start up of the Turbo Project in the third quarter of 2000 and higher brine disposal costs. The increase in costs from 1999 to 2000 was associated with zinc plant commissioning costs.

The Royalty Guarantor's operating expenses increased to $4.4 million for the year ended December 31, 2001 from $3.9 million for the same period of 2000. The increase was due to higher royalties from higher energy revenue from the Partnership projects. The Royalty Guarantor's operating expenses decreased to $3.9 million for the year ended December 31, 2000 from $4.6 million for the same period of 1999. The decrease was due to scheduled decreases in third party lessor royalties related to the decreases in the Partnership Projects' sales of electricity.

Depreciation and Amortization

The Salton Sea Guarantors' depreciation and amortization increased to $17.3 million for the year ended December 31, 2001 from $16.0 million for the year ended December 31, 2000. The increase was due to a full year of depreciation at Salton Sea V. The Salton Sea Guarantors' depreciation and amortization decreased to $16.0 million for the year ended December 31, 2000 from $16.9 million for the same period in 1999. The decrease was due to an adjustment in the step up depreciation charges after the end of the fixed price period, partially offset by depreciation on Salton Sea V.

The Partnership Guarantors' depreciation and amortization increased to $22.8 million for the year ended December 31, 2001 from $19.7 million for the same period in 2000. The increase was primarily due to the upgraded brine handling system and the start up of the Turbo Project in the third quarter of 2000. The Partnership Guarantors' depreciation and amortization decreased to $19.7 million for the year ended December 31, 2000 from $22.6 million for the year ended December 31, 1999. The decrease was primarily due to reduced step up depreciation after the end of the fixed price periods for the Leathers project as a result of greater value being assigned to the scheduled price periods for the contracts relating to these projects at the time of acquisition.

The Royalty Guarantor's amortization was $1.8 million for the year ended December 31, 2001 compared to $2.0 million for the same period in 2000. The charges are consistent with the Company's scheduled amortization of the royalty stream and the excess of cost over fair value related to the Magma acquisition. The Royalty Guarantors' depreciation and amortization decreased to $2.0 million for the year ended December 31, 2000 from $7.1 million for the year ended December 31, 1999. The decrease was due to the end of the fixed price periods at the Partnership Plants.

Interest Expense

The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $20.1 million for the year ended December 31, 2001 from $13.3 million for the same period in 2000. The increase was due primarily to the discontinuance of capitalizing interest on the minerals extraction process and Salton Sea V partially offset by reduced indebtedness. The Salton Sea Guarantors' interest expense, net of capitalized amounts, decreased to $13.3 million for the year ended December 31, 2000 from $15.0 million for the same period in 1999. The decrease was due to discontinuance of capitalizing interest charges on Salton Sea V construction costs and repayment of debt.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $6.1 million for the year ended December 31, 2001 from $.6 million for the same period in 2000. The increase is a result of the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness. The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $.6 million for the year ended December 31, 2000 from $6.4 million for the same period in 1999. The decrease is the result of the repayment of debt and capitalization of interest on the mineral extraction project.

The Royalty Guarantors' interest expense decreased to $.6 million for the year ended December 31, 2001 from $1.0 million for the same period in 2000 and $1.7 million for the same period in 1999. These decreases are due to the repayment of debt.

Asset Impairment

The asset impairment at the Salton Sea Guarantors in 2001 reflects the write off of the book value of a steam turbine. The Salton Sea Guarantors have determined that the cost of the turbine, which had been held in storage for use in new development projects, no longer had any significant value.

Income Tax Provision

The Salton Sea Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' income tax provision increased to $11.7 million for the year ended December 31, 2001 from $7.7 million for the same period in 2000. The income tax provision decreased to $7.7 million in 2000 from $12.5 million for the same period in 1999. The effective tax rate was 34%, 22%, and 33% in 2001, 2000 and 1999, respectively. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after payment of operating expenses and debt service.

The Royalty Guarantor had no income tax provision in 2000 and 2001. The Royalty Guarantor's income tax provision was a benefit of $6.3 million for the year ended December 31, 1999. The decrease in the provision is due to the change in the Royalty Guarantor from a corporation to a limited liability company, which is not taxed. Income taxes are the responsibility of the partners and the Royalty Guarantor has no obligation to provide funds to the partners for payment or any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

Cumulative Effect of Accounting Policy Change

The Guarantors have changed their policy of accounting for overhaul and well workover costs. These costs, which have historically been accounted for using deferral methods, are now expensed as incurred. The new policy went into effect January 1, 2001 and the Salton Sea Guarantors have recorded a cumulative effect of this change of $8.7 million. The Partnership Guarantors have recorded a cumulative effect of this change of $6.9 million, net of tax. If Salton Sea Guarantors and Partnership Guarantors had adopted the policy as of January 1, 2000, net income would have been $1.1 million lower and $4.9 million higher, respectively, in 2000 on a proforma basis.

Net Income (Loss)

The Funding Corporation's net loss was $.1 million for the year ended December 31, 2001 compared to net income of $.2 million for the year ended December 31, 2000 and $1.1 million for the year ended December 31, 1999, which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

Related Party Transactions

Pursuant to power sales agreements with EPME, sales to EPME from the Salton Sea Guarantors totaled $53.4 million and $16.1 million in 2001 and 2000, respectively. Pursuant to power sales agreements with EPME, sales to EPME from the Partnership Guarantors totaled $49.4 million and $3.4 million in 2001 and 2000, respectively. As of December 31, 2001 and 2000, accounts receivable from EPME were $9.4 million and $5.6 million, respectively, for the Salton Sea Guarantors and $2.5 million and $1.5 million, respectively, for the Partnership Guarantors.

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285 million aggregate amount of 7.475% Senior Secured Series F bonds due November 30, 2018. A portion of the proceeds are being used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate not owned by CE Generation. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Minerals
LLC) are among the guarantors of the Funding Corporation debt. In connection with the divestiture, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on the Imperial Valley Project Loans including the current principal amount of approximately $139.9 million, which is included in note receivable to related party in the accompanied consolidated balance sheet and associated interest.

Capital Resources and Liquidity

The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is Royalties received pursuant to resource lease agreements with the Partnership Projects. If Edison pays the projects, these payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

Contractual Obligations and Commercial Commitments

The Funding Corporation has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Funding Corporation, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Funding Corporations' financial condition or results of operations. The following tables identify material obligations and commitments as of December 31, 2001:

                                                                     Payments Due by Period
                                    -------------------------------------------------------------------------------
                                                        Less Than             2-3          4-5           After 5
Contractual Cash Obligations             Total            1 Year             Years        Years           Years
----------------------------             -----            ------             -----        -----           -----
(in thousands)

Long-Term Debt                       $  520,250         $  28,572         $  58,674    $  58,118      $  374,886
Other Long-Term Obligations                   -                 -                 -            -               -
                                     ----------         ---------         ---------    ---------      ----------

Total Contractual Cash Obligations   $  520,250         $  28,527         $  58,674    $  58,118      $  374,886
                                     ==========         =========         =========    =========      ==========


                                                                  Commitment Expiration per Period
                                    -----------------------------------------------------------------------------
                                                        Less Than            2-3        4-5            After 5
Other Commercial Commitments             Total            1 Year            Years      Years            Years
----------------------------             -----            ------            -----      -----            -----
(in thousands)

Lines of Credit (a)                  $   15,000         $  15,000         $       -    $       -      $        -
Standby Letters of Credit (b)            67,600                 -            67,600            -               -
                                     ----------         ---------         ---------    ---------      ----------

Total Commercial Commitments         $   82,600         $  15,000         $  67,600    $       -      $        -
                                     ==========         =========         =========    =========      ==========

     (a) The line of credit represent the unused borrowing capacity available to the company, as of December 31, 2001.
     (b)  The Standby Letter of Credit matures in July 2004.

Minerals LLC is constructing the Zinc Recovery Project, which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the sites of the Imperial Valley Projects to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operations in 2002. In September 1999, Minerals LLC entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

Total project costs of the Zinc Recovery Project are expected to be approximately $217.9 million, net of payments for liquidated damages, which is being funded by $140.5 million of debt and the balance from equity contributions. The Zinc Recovery Project has incurred $158.8 million, net of payments for liquidated damages received, of such costs through December 31, 2001.

The Zinc Recovery Project was being constructed by Kvaerner pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, Minerals LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery EPC Contract, the Guarantors drew $29.6 million under the EPC Contract Letter of Credit on July 20, 2001. The Guarantors have entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

Edison, a wholly owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Following Edison's recent financing Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

Edison failed to pay approximately $119 million due under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and Turbo Projects) for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with EPME in which the Guarantors' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court prospectively vacated its order authorizing the Guarantors' to resell power.

On June 20, 2001, the Guarantors' (excluding Salton Sea V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission ("CPUC") announced an agreement with Edison that allowed Edison to recover in retail electric rates its past due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash on hand, enabled Edison to pay off its past due debts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Guarantors' a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future avoided cost of energy vary substantially from year to year.

As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been not renewed, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit has been renewed or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea Unit V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million.

The Guarantors are contractually entitled to receive payments under the Power Purchase Agreements, Settlement Agreements and Transactions Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations at December 31, 2001, along with the California Power Exchange bankruptcy, the Guarantors have established an allowance for doubtful accounts of approximately $24.8 million on December 31, 2001.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2001 and December 31, 2000, the Guarantors environmental liabilities recorded on the balance sheet were not material.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS 142 is effective for the Funding Corporation beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. The Funding Corporation is in the process of quantifying the anticipated impact on its financial condition and results of operations of adopting the provisions of SFAS No. 142, which could be significant.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Funding Corporation's fiscal year beginning January 1, 2003. The Funding Corporation has not quantified the impact resulting from the adoption of this standard.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Funding Corporations' fiscal year beginning January 1, 2002. The Funding Corporation has not quantified the impact resulting from the adoption of this standard.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

The following discussion of the Guarantors' exposure to various market risks contains "forward-looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to the Guarantors. Actual results could differ materially from those projected in the forward-looking information.

Interest Rate Risk

At December 31, 2001 and 2000 respectively, the Funding Corporation had fixed-rate long-term debt of $520.3 million and $543.9 million in principal amount and having a fair value of $478.8 million and $468.8 million. These instruments are fixed-rate and therefore do not expose the Funding Corporation to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $28.1 million and $14.6 million if interest rates were to increase by 10% from their levels at December 31, 2001 and 2000, respectively. In general, such a decrease in fair value would impact earnings and cash flows only if the Funding Corporation were to reacquire all or a portion of these instruments prior to their maturity.

Item 8.     Financial Statements and Supplementary Data.

                         SALTON SEA FUNDING CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


SALTON SEA FUNDING CORPORATION

Independent Auditors' Report--Deloitte & Touche LLP                           30

Balance Sheets as of December 31, 2001 and 2000                               31

Statements of Operations for the three years ended December 31, 2001          32

Statements of Stockholder's Equity for the three years ended
        December 31, 2001                                                     33

Statements of Cash Flows for the three years ended December 31, 2001          34

Notes to Financial Statements                                                 35


SALTON SEA GUARANTORS

Independent Auditors' Report--Deloitte & Touche LLP                           39

Combined Balance Sheets as of December 31, 2001 and 2000                      40

Combined Statements of Operations for the three years ended December 31, 2001 41

Combined Statements of Guarantors' Equity for the three years ended
        December 31, 2001                                                     42

Combined Statements of Cash Flows for the three years ended December 31, 2001 43

Notes to Combined Financial Statements                                        44

PARTNERSHIP GUARANTORS

Independent Auditors' Report--Deloitte & Touche LLP                           52

Combined Balance Sheets as of December 31, 2001 and 2000                      53

Combined Statements of Operations for the three years ended December 31, 2001 54

Combined Statements of Guarantors' equity for the three years ended
        December 31, 2001                                                     55

Combined Statements of Cash Flows for the three years ended December 31, 2001 56

Notes to Combined Financial Statements                                        57


SALTON SEA ROYALTY LLC

Independent Auditors' Report--Deloitte & Touche LLP                           70

Balance Sheets as of December 31, 2001 and 2000                               71

Statements of Operations for the three years ended December 31, 2001          72

Statements of Equity for the three years ended December 31, 2001              73

Statements of Cash Flows for the three years ended December 31, 2001          74

Notes to Financial Statements                                                 75

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have audited the accompanying balance sheets of Salton Sea Funding Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Funding Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 2001 the equity method investees of Salton Sea Funding Corporation changed their accounting policy for overhaul and well workover costs.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 17, 2002 (March 1, 2002 as to Note 4)

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                              December 31,
--------------------------------------------------------------------------------
                                                            2001        2000
--------------------------------------------------------------------------------

ASSETS
Cash                                                 $     4,361   $     8,467
Restricted cash                                            2,949             -
Accrued interest receivable and other assets               3,351         3,563
Current portion secured project notes from Guarantors     28,572        23,658
                                                      ----------      --------
Total current assets                                      39,233        35,688

Secured project notes from Guarantors                    491,678       520,250
Investment in 1% of net assets of Guarantors               9,669         9,437
                                                      ----------   -----------
                                                     $   540,580   $   565,375
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued liabilities                                  $     3,333   $     3,479
Due to affiliates                                          3,899         4,753
Current portion of long term debt (Note 3)                28,572        23,658
                                                      ----------   -----------
Total current liabilities                                 35,804        31,890

Senior secured notes and bonds                           491,678       520,250
                                                      ----------   -----------
    Total liabilities                                    527,482       552,140

Commitments and contingencies (Note 3 and 4)

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                          -             -
Additional paid-in capital                                 5,366         5,366
Retained earnings                                          7,732         7,869
                                                     -----------    ----------

    Total stockholder's equity                            13,098        13,235
                                                     -----------    ----------

                                                     $   540,580    $  565,375
                                                     ===========    ==========


    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)


                                         For the Year Ended December 31,
                                         2001         2000           1999
-------------------------------------------------------------------------------

Revenues:

Interest income                       $  41,389    $  43,128      $  47,815
Equity in earnings of Guarantors            402          590            723
                                      ---------     --------      ---------

                                         41,791       43,718         48,538
Expenses:

General and administrative expenses       1,089          971            775
Interest expense                         40,765       42,452         45,859
                                         ------       ------         ------
Total expenses                           41,854       43,423         46,634
                                         ------       ------         ------

Income (loss) before income taxes           (63)         295          1,904
Provision for income taxes                  (26)         121            781
                                       ---------    --------       --------

Income (loss) before cumulative effect
    of accounting change                    (37)         174          1,123

Cumulative effect of accounting
    change, net of tax                     (100)         ---            ---
                                      ----------   ---------      ---------

Net income (loss)                     $    (137)   $     174      $   1,123
                                      ==========   =========      =========


    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (Dollars in Thousands)

                                                    Additional
                                   Common Stock       Paid-in     Retained     Total
                                 Shares    Amount     Capital     Earnings     Equity
                                 ------    ------     --------    --------     ------

Balance, January 1, 1999            100    $    -     $   5,366   $  6,572   $ 11,938

Net income                            -         -             -      1,123      1,123
                                 ------    ------      --------    -------   --------

Balance, December 31, 1999          100         -         5,366      7,695     13,061

Net income                            -         -             -        174        174
                                 ------    ------      --------    -------   --------

Balance, December 31, 2000          100         -         5,366      7,869     13,235

Net loss                              -         -                     (137)      (137)
                                 ------    ------      --------    --------  ---------

Balance, December 31, 2001          100    $    -     $   5,366   $  7,732   $ 13,098
                                 ======    ======     =========   =========  =========

    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                For the Years Ended December 31,
                                                            2001              2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                   $    (137)        $     174        $   1,123
    Adjustments to reconcile net income (loss) to net
       cash flows from operating activities:
    Equity in earnings of Guarantors                         (232)             (590)            (723)
    Changes in assets and liabilities:
       Prepaid expenses and other assets                      212                54            3,151
       Accrued liabilities                                   (146)             (128)            (364)
                                                        ----------        ----------       ----------

    Net cash flows from operating activities                 (303)             (490)           3,187
                                                        ----------        ----------       ----------
Cash flows from investing activities:
    Principal repayments of secured project
       notes from Guarantors                               23,658          25,072             57,836
                                                                          ----------       ----------
    Net cash flows from investing activities               23,658            25,072           57,836
                                                        ---------         ----------       ----------
Cash flows from financing activities:
    Repayment of senior secured
       notes and bonds                                    (23,658)          (25,072)         (57,836)
    Increase in restricted cash                            (2,949)                -                -
    Due to affiliates                                        (854)            6,871          (18,730)
                                                        ----------        ----------       ----------

    Net cash flows from financing activities              (27,461)          (18,201)         (76,566)
                                                        ----------        ----------       ----------

Net change in cash                                         (4,106)            6,381          (15,543)
Cash at the beginning of period                             8,467             2,086           17,629
                                                        ---------         ----------       ----------

Cash at the end of period                               $   4,361         $   8,467        $   2,086
                                                        =========         ==========       ==========

Supplemental disclosure:
    Interest paid                                         $40,911         $  42,580        $  46,210
                                                        =========         ==========       ==========

    Income taxes paid (received)                        $     (95)        $     121        $     781
                                                        =========         ==========       ==========


    The accompanying notes are an integral part of the financial statements.

                         SALTON SEA FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

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

The Funding Corporation is a wholly-owned subsidiary of Magma Power Company, which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MidAmerican"). On February 8, 1999, MidAmerican created a new subsidiary, CE Generation and subsequently transferred its interest in the Company and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MidAmerican. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was ultimately merged into EPME, an indirect subsidiary of El Paso Corporation.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

The restricted cash balance is composed of a debt service fund that is legally restricted as to its use and requires the maintenance of a specific minimum balance.

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

Overhaul and Well Rework Costs

The Guarantors have changed their accounting policy for overhaul and well workover costs. These costs, which have historically been accounted for using the deferral method, are now expensed as incurred. The new policy went into effect January 1, 2001 and the Funding Corporation has recorded its share of the Guarantors' cumulative effect of this change of approximately $0.1 million, net of tax.

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

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Funding Corporation adopted the new standards on January 1, 2001. The initial adoption of SFAS 133 did not have any impact on the Funding Corporation's' financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS 142 is effective for the Funding Corporation beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. The Funding Corporation is in the process of quantifying the anticipated impact on its financial condition and results of operations of adopting the provisions of SFAS No. 142, which could be significant.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Funding Corporation's fiscal year beginning January 1, 2003. The Funding Corporation has not quantified the impact resulting from the adoption of this standard.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Funding Corporation's fiscal year beginning January 1, 2002. The Funding Corporation has not quantified the impact resulting from the adoption of this standard.

3.  SENIOR SECURED NOTES AND BONDS

The Funding Corporation's debt securities (the "Notes and Bonds") are as follows (in thousands):

           Senior          Final Maturity                     December 31,
      Secured Series            Date          Rate        2001           2000
July 21, 1995     B Bonds   May 30, 2005      7.37%    $  79,360      $ 100,736
July 21, 1995     C Bonds   May 30, 2010      7.84%      109,250        109,250
June 20, 1996     E Bonds   May 30, 2011      8.30%       47,922         48,922
October 13, 1998  F Bonds   November 30, 2018 7.475%     283,718        285,000
                                                         -------       ---------
                                                       $ 520,250      $ 543,908

Principal and interest payments are made in semi-annual installments. Principal maturities of the Senior Secured Notes and Bonds are as follows (in thousands):

                  2002                              $  28,572
                  2003                                 28,086
                  2004                                 30,588
                  2005                                 30,374
                  2006                                 27,744
                  Thereafter                          374,886
                                                      -------
                                                   $  520,250

Pursuant to a depository agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the amount of $67.6 million from which scheduled interest and principal payments could have been made. The letter of credit has not been renewed. The Funding Corporation is restricted from making distributions until it has reserved $67.6 million as a debt service reserve fund.

The estimated fair values of the Senior Secured Notes and Bonds at December 31, 2001 and 2000 were $478.8 million and $468.8 million, respectively.

4.  CONTINGENCY

Edison, a wholly owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Salton Sea Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Following Edison's recent financing Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

Edison failed to pay approximately $119 million due under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and Turbo Projects) for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with EPME in which the Guarantors' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court prospectively vacated its order authorizing the Guarantors' to resell power.

On June 20, 2001, the Guarantors' (excluding Salton Sea V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission ("CPUC") announced an agreement with Edison that allowed Edison to recover in retail electric rates its past due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash on hand, enabled Edison to pay off its past due debts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Guarantors' a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 2001 through

April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future avoided cost of energy vary substantially from year to year.

As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been not renewed, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit has been renewed or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea Unit V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million.

The Guarantors are contractually entitled to receive payments under the Power Purchase Agreements, Settlement Agreements and Transactions Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations at December 31, 2001, along with the California Power Exchange bankruptcy, the Guarantors have established an allowance for doubtful accounts of approximately $24.8 million on December 31, 2001.

The Funding Corporation Securities are currently rated Ba3 by Moody's and BBB-by S&P. CE Generation Securities are currently rated Ba2 by Moody's and BBB- by S&P

5.   REVOLVING CREDIT AGREEMENT

In connection with the issuance of the Notes and Bonds, the Funding Corporation also obtained a $15 million seven-year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have audited the accompanying combined balance sheets of the Salton Sea Guarantors as of December 31, 2001 and 2000, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in item 14. These financial statements and financial statement schedule are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Salton Sea Guarantors as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the combined financial statements, in 2001 the Salton Sea Guarantors changed their accounting policy for overhaul and well workover costs.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 17, 2002 (March 1, 2002 as to Note 6)

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             December 31,
-------------------------------------------------------------------------------
                                                       2001            2000
-------------------------------------------------------------------------------

ASSETS
Accounts receivable, net of allowance of $9,829
    and $0, respectively (Note 6)               $      36,647      $     24,396
Prepaid expenses and other assets                       5,314             8,699
                                                  -----------       -----------
Total current assets                                   41,961            33,095

Due from affiliates                                     9,186            22,976
Restricted cash                                           ---                17
Property, plant, contracts and equipment, net         504,321           524,881
Excess of cost over fair value of net assets
        acquired, net                                  44,270            45,574
                                                  -----------       -----------

                                                 $    599,738      $    626,543
                                                 ============      ============



LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                 $      1,292       $         5
Accrued liabilities                                     9,602            10,826
Current portion of long term debt                      20,487            17,319
                                                       ------            ------
Total current liabilities                              31,381            28,150

Senior secured project note (Note 4)                  246,412           266,898
                                                      -------           -------

Total liabilities                                     277,793           295,048

Commitments and contingencies (Notes 4, 5 and 6)

Total Guarantors' equity                              321,945           331,495
                                                 ------------      ------------

                                                 $    599,738      $    626,543
                                                 ============      ============


The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                    Year Ended  December 31,
--------------------------------------------------------------------------------
                                                 2001         2000      1999
--------------------------------------------------------------------------------

Revenues:
Sales of electricity                            $110,941     $98,057    $81,850
Interest and other income                          2,287         353      1,868
                                                --------   ---------  ---------
Total Revenues                                   113,228      98,410     83,718
                                                 -------   ---------     ------

Expenses:
Operating, general and
    administrative expenses                       61,568      40,804     28,772
Depreciation and amortization                     17,332      16,016     16,891
Interest expense                                  21,827      23,075     24,251
Less capitalized interest                         (1,692)     (9,808)    (9,241)
Asset impairment (Note 4)                         15,000         ---        ---
                                                --------    --------  ---------
Total expenses                                   114,035    70,087       60,673
                                                --------    --------  ---------

Income (loss) before cumulative
    effect of accounting change                     (807)     28,323     23,045
Cumulative effect of accounting change (Note 2)   (8,743)        ---        ---
                                                ---------  ---------  ---------
Net income (loss)                                $(9,550)    $28,323    $23,045
                                                 ========    =======    =======

The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (Dollars in Thousands)


Balance, January 1, 1999                                        $   280,127

Net income                                                           23,045
                                                                 ----------

Balance, December 31, 1999                                          303,172

Net income                                                           28,323
                                                                 ----------

Balance, December 31, 2000                                          331,495

Net  loss                                                            (9,550)
                                                                 -----------

Balance, December 31, 2001                                      $   321,945
                                                                 ==========


The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                               Years Ended December 31,
-------------------------------------------------------------------------------------------------
                                                        2001              2000            1999
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                  $   (9,550)       $   28,323        $  23,045
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                     17,332            16,016           16,891
     Cumulative effect of change in
       accounting principle                             8,743               ---              ---
     Asset Impairment                                  15,000               ---              ---
     Changes in assets and liabilities:
       Accounts receivable                            (12,251)          (12,859)           4,420
       Prepaid expenses and other assets               (5,358)            2,996              715
       Accounts payable and accrued liabilities            63             2,936              225
                                                   ----------        ----------        ---------

Net cash flows from operating activities               13,979            37,412           45,296
                                                   ----------        ----------        ---------

Cash flows from investing activities:
Capital expenditures                                  (10,468)          (10,148)         (11,830)
Construction in progress                                  ---           (18,238)         (76,367)
Decrease in restricted cash                                17             9,984           61,672
                                                   ----------        ----------        ---------

Net cash flows from investing activities              (10,451)          (18,402)         (26,525)
                                                   ----------        ----------        ---------

Cash flows from financing activities:
Repayments of senior secured project note             (17,318)           (9,737)         (16,076)
Due from affiliates                                    13,790            (9,273)          (2,695)
                                                   ----------        ----------        ---------

Net cash flows from financing activities               (3,528)          (19,010)          (18,771)
                                                   ----------        ----------        ----------

Net change in cash                                        ---               ---             ---
Cash at beginning of period                               ---               ---             ---
                                                   ----------        -----------       ----------
Cash at end of period                              $      ---        $      ---        $     ---
                                                   ==========        ===========       ==========

Supplemental disclosure:
Cash paid for interest,
        net of capitalized interest                $   19,536        $   12,063        $  15,153
                                                   ==========        ===========       =========


The accompanying notes are an integral part of the combined financial statements

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

Salton Sea Guarantors (the "Guarantors") (not a legal entity) own 100% interests in five operating geothermal electric power generating plants (Salton Sea I, II, III, IV and V) (collectively, the "Salton Sea Projects"). All five plants are located in the Imperial Valley of California. The Salton Sea Guarantors guarantee loans from Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of Magma Power Company ("Magma"), which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MidAmerican").

On February 8, 1999, MidAmerican created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Company and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MidAmerican. On March 3, 1999, MidAmerican closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was ultimately merged into EPME, an indirect subsidiary of El Paso Corporation.

The  financial  statements  consist of the  combination  of (1) Salton Sea Brine
Processing, L.P., a California limited partnership between Magma as a 99% limited partner and Salton Sea Power Company ("SSPC"), a wholly-owned subsidiary of Magma, as a 1% general partner, (2) Salton Sea Power Generation, L.P., a California limited partnership between Salton Sea Brine Processing, L.P., as a 99% limited partner, and Salton Sea Power Company, as a 1% general partner, (3) assets and liabilities attributable to Salton Sea IV which are held 99% by Salton Sea Power Generation, L.P. and 1% by Fish Lake Power LLC ("FLPC") and (4) Salton Sea Power L.L.C., a Delaware limited liability company. Funding Corporation owns 1% interests in SSPC and FLPC. All of the entities in the combination are affiliates of Magma and indirect subsidiaries of CE Generation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the combined accounts of the Salton Sea Projects described above. All significant intercompany transactions and accounts have been eliminated. Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

The financial statements reflect the acquisition of Magma and the resulting push down to the Guarantors of the accounting as a purchase business combination.

Revenue Recognition

The Guarantors recognize revenues and related accounts receivable from sales of electricity on an accrual basis. All of the Guarantors' sales of electricity, except for Salton Sea V, are to Southern California Edison Company ("Edison") under long-term power purchase contracts.

For the years ended December 31, 2001, 2000 and 1999, respectively, Edison's Average Avoided Cost of Energy was 7.4 cents per kilowatt-hour, 5.8 cents per kilowatt-hour and 3.1 cents per kilowatt-hour, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, which commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA and is currently $154.45 per kW-year. The capacity payment is approximately $1.1 million per annum. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.9 cents per kWh during 2001. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and

20 MW, respectively. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The combined annual capacity and bonus payments are approximately $3.3 million. The energy payments for the first ten-year period, which period expired on April 4, 2000, were levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payment was based on Edison's Avoided Cost of Energy. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175/kW per year. The combined annual capacity and bonus payments are approximately $9.7 million. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the energy payment was based on Edison's Avoided Cost of Energy.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement ("Fish Lake PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity included bonus payments in 2001 that were approximately $5.7 million. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

The Salton Sea V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002. The Salton Sea V Project sells its remaining output through other market transactions.

On January 17, 2001, Salton Sea Power entered into a transaction agreement to sell available power from Salton Sea V to EPME. Under the terms of the agreement, at the option of Salton Sea Power, EPME purchased all available power from the Salton Sea V based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001 Salton Sea Power entered into new transaction agreements to sell available power from Salton Sea V to EPME based on percentages of the Dow Jones SP-15 Index.

The Imperial Valley Projects, other than Salton Sea I, receive transmission service from the Imperial Irrigation District to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the Imperial Irrigation District's cost of service, which was $1.68 per month per kilowatt of service provided for 2001 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for Salton Sea III, 2020 for Salton Sea II and 2026 for Salton Sea IV. The Salton Sea V and Turbo projects have entered into 30-year agreements with similar terms with the Imperial Irrigation District. Salton Sea Unit I delivers energy to Edison at the project site and has no transmission service agreement with the Imperial Irrigation District.

 Overhaul and Well Rework Costs

The Guarantors have changed their accounting policy for the overhaul and well workover costs. These costs, which have historically been accounted for using the deferral method, are now expensed as incurred. The new policy went into effect January 1, 2001 and the Guarantors have recorded a cumulative effect of this change of approximately $8.7 million. If the Guarantors had adopted the policy as of January 1, 2000, net income would have been $1.1 million lower in 2000 on a proforma basis.

Restricted Cash

The restricted cash balance primarily included commercial paper, money market securities and mortgage backed securities and was composed of amounts deposited in restricted accounts, which the Guarantors used to fund capital expenditures.

Property, Plant, Contracts and Equipment

Property, plant, contracts and equipment are carried at cost less accumulated depreciation. The Guarantors provide depreciation and amortization of property, plants, contracts and equipment upon the commencement of revenue production over the estimated useful life of the assets.

Depreciation of the operating power plant costs, net of salvage value, is computed on the straight-line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

Power sale agreements have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the power sales agreements and
(2) the 20-year avoided cost periods of the power sales agreements and are being amortized separately over such periods using the straight-line method.

The Salton Sea reservoir contains commercial quantities of extractable minerals. The carrying value of the mineral reserves will be amortized upon commencement of commercial production.

Excess of Cost over Fair Value

Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40-year period using the straight-line method. At December 31, 2001 and 2000, accumulated amortization of the excess of cost over fair value was $9.0 million and $7.7 million, respectively.

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

Impairment of Long-Lived Assets

The Guarantors review long-lived assets and certain identifiable intangibles for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized, based on discounted cash flows or other fair value models, whenever evidence exists that the carrying value is not recoverable.

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

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors adopted the new standards on January 1, 2001. The initial adoption of SFAS 133 did not have any impact on the Guarantors' financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS 142 is effective for the Guarantors beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. The Guarantors are in the process of quantifying the anticipated impact on its financial condition and results of operations of adopting the provisions of SFAS No. 142, which could be significant. The historical impact of not amortizing goodwill would have been to increase net income for the years ended December 31, 2001, 2000 and 1999 by approximately $1.3 million, $1.3 million and $1.3 million, respectively. However, impairment reviews may result in future periodic write-downs.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Guarantor's fiscal year beginning January 1, 2003. The Guarantors have not quantified the impact resulting from the adoption of this standard.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Guarantors' fiscal year beginning January 1, 2002. The Guarantors have not quantified the impact resulting from the adoption of this standard.

3.  PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

Property, plant, contracts and equipment consisted of the following:

                                             December 31,
                                      2001               2000
                                      ----               ----
Plant and equipment                 $451,554           $458,762
Power sale agreements                  7,913              7,913
Mineral reserves                      91,811             90,119
Wells and resource development        44,569             43,585
                                  ----------          ---------
                                     595,847            600,379
Less accumulated depreciation
    and amortization                  91,526             75,498
                                  ----------          ---------

                                    $504,321           $524,881
                                    ========           ========

The asset impairment in 2001 reflects the write off of the book value of a steam turbine. In 2001, the Guarantors made the decision to dispose of the turbine. The Guarantors have determined that the cost of the turbine, which had been held in storage for use in new construction at the Salton Sea Projects, no longer was recoverable.

4. SENIOR SECURED PROJECT NOTE

The Guarantors' project note payable to Salton Sea Funding Corporation consist of the following (in thousands):

         Senior              Final Maturity                   December 31,
     Secured Series               Date        Rate       2001           2000
July 21, 1995     B Bonds     May 30, 2005    7.37%    $ 74,752    $   91,695
July 21, 1995     C Bonds     May 30, 2010    7.84%     109,250       109,250
October 13, 1998  F Bonds   November 30,2018 7.475%      82,897        83,272
                                                       ---------     ---------
                                                    $   266,899   $   284,217
                                                        =======       =======

The Guarantors have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $520.3 million at December 31, 2001. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

    Principal maturities of the senior secured project note are as follows (in thousands):

                           2002                               $   20,487
                           2003                                   22,765
                           2004                                   24,409
                           2005                                   23,917
                           2006                                   22,620
                           Thereafter                            152,701
                                                              ----------
                                                                $266,899

The estimated fair values of the senior secured projects notes at December 31, 2001 and 2000 were $253.0 million and $249.8 million, respectively.

5.  RELATED PARTY TRANSACTIONS

    The Guarantors have entered into the following agreements:

     Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, whereby the Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all electricity revenues received by the Guarantors. The amount expensed for the years ended December 31, 2001, 2000 and 1999 was $4.4 million, $4.1 million and $3.7 million, respectively.

     Administrative Services Agreement dated April 1, 1993 with Magma, whereby Magma will provide administrative and management services to the Guarantors, excluding Salton Sea IV and V. Fees payable to Magma amount to 3% of total electricity revenues. The amount expensed for the years ended December 31, 2001, 2000 and 1999 was $1.6 million, $1.4 million and $1.5 million, respectively.

     Operating and Maintenance Agreement dated April 1, 1993 with CalEnergy Operating Corporation ("CEOC"), whereby the Guarantors retain CEOC to operate the Salton Sea facilities for a period of 32 years. Payment is made to CEOC in the form of reimbursements of expenses incurred. During 2001, 2000 and 1999, the Guarantors reimbursed CEOC for expenses of $16.2 million, $7.4 million and $6.7 million, respectively.

Salton Sea Power LLC ("Salton Sea Power"), a Salton Sea Guarantor, and EPME entered into a power marketing agreement commencing June 13, 2000 and ending on June 30, 2000. Under the terms of the agreement, EPME purchased and Salton Sea Power sold all available power from the Salton Sea Unit V project. EPME sold the available power into the bulk power market. The purchase price of the available power is the value of the cash actually received by EPME for the sale of such power, plus any realized renewable premiums.

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

On September 29, 2000, Salton Sea Power entered into an agreement to sell all available power from the Salton Sea Unit V project to EPME. Under the terms of the agreement, commencing October 1, 2000, EPME purchased and sold available power on behalf of Salton Sea Power, into the California ISO markets. The purchase price for the available power was equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power entered into a transaction agreement to sell available power from Salton Sea V to EPME. Under the terms of the agreement, at the option of Salton Sea Power EPME purchased all available power from Salton Sea V based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001 Salton Sea Power entered into transaction agreements to sell available power from Salton Sea V to EPME based on percentages of the Dow Jones SP-15 Index.

On March 27, 2001 and May 1, 2001, the Guarantor entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 28, 2001, the Guarantors Projects (excluding the Salton Sea V Project) ceased selling available power to EPME and resumed power sales to Edison.

Pursuant to these agreements, sales to EPME from the Company totaled $53.4 million, $16.1 million and $0 million in 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, accounts receivable from EPME were $11.8 million and $7.1 million, respectively.

6.  CONTINGENCY

Edison, a wholly owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Guarantors are aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Following Edison's recent financing, Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

Edison failed to pay approximately $42.3 million due under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and Turbo Projects) for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with EPME in which the Guarantors' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court prospectively vacated its order authorizing the Guarantors' to resell power.

On June 20, 2001, the Guarantors' (excluding the Salton Sea V Project) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $4.1 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission ("CPUC") announced an agreement with Edison that allowed Edison to recover in retail electric rates its past due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash on hand, enabled Edison to pay off its past due debts. The final payment of approximately $36.9 million, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Guarantors' a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future avoided cost of energy vary substantially from year to year.

As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been not extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit has been extended beyond its current July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.0 million.

The Guarantors are contractually entitled to receive payments under the Power Purchase Agreements, Settlement Agreements and Transactions Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations at December 31, 2001, along with the California Power Exchange bankruptcy, the Guarantors have established an allowance for doubtful accounts of approximately $9.8 million on December 31, 2001.

Southern California Edison - Capacity Bonus Payments

Edison has failed to pay approximately $.4 million of capacity bonus payments for the months of October, November and December 2001. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Guarantors will vigorously pursue collection of the capacity bonus payments.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2001 and December 31, 2000, the environmental liabilities recorded on the balance sheet were not material.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have audited the accompanying combined balance sheets of the Partnership Guarantors as of December 31, 2001 and 2000, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statements schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Partnership Guarantors' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Partnership Guarantors as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the combined financial statements, in 2001 the Partnership Guarantors changed their accounting policy for overhaul and well workover costs.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 17, 2002 (March 1, 2002 as to Note 8A)

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             December 31,
-------------------------------------------------------------------------------
                                                           2001          2000
-------------------------------------------------------------------------------
ASSETS
Accounts receivable, net of allowance of $14,925
    and $0, respectively  (Note 8)                    $    59,384  $    28,319
Prepaid expenses and other assets                          19,358       26,661
                                                        ---------   ----------
Total current assets                                       78,742       54,980

Restricted cash                                            21,282          106
Property, plant, contracts and equipment, net (Note 3)    633,574      640,204
Management fee                                             70,806       70,855
Due from affiliates                                        13,072       31,126
Excess of fair value over net assets acquired, net        120,866      124,430
                                                          -------      -------

                                                      $   938,342  $   921,701
                                                      ===========  ===========

LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                      $     5,480  $       101
Accrued liabilities                                        14,458       17,722
Current portion of long term debt                           4,625        1,907
                                                        ---------    ---------
Total current liabilities                                  24,563       19,730

Senior secured project note (Note 4)                      244,117      248,743
Deferred income taxes                                     102,083      101,734
                                                        ---------      -------
Total liabilities                                         370,763      370,207

Commitments and contingencies (Notes 4, 5 and 8)

Guarantors' equity:
Common stock                                                    3            3
Additional paid-in capital                                387,663      387,663
Retained earnings                                         179,913      163,828
                                                          -------      -------

Total Guarantors' equity                                  567,579      551,494
                                                          -------      -------

                                                      $   938,342  $   921,701
                                                      ===========  ===========

The accompanying notes are an integral part of the combined financial statements

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                                 Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                             2001           2000          1999
-----------------------------------------------------------------------------------------------------------------

Revenues:
Sales of electricity                                                      $119,738       $103,250       $105,921
Interest and other income                                                    6,580          4,934          9,067
                                                                         ---------       --------       --------

Total revenues                                                             126,318        108,184        114,988
Costs and expenses:
Operating, general and administrative costs                                 62,749         52,996         47,967
Depreciation and amortization                                               22,773         19,743         22,566
Interest expense                                                            19,330         20,092         22,200
Less capitalized interest                                                  (13,237)       (19,521)       (15,773)
                                                                           -------        --------       --------
Total expenses                                                              91,615         73,310         76,960
                                                                         ---------      ---------       --------

Income before income taxes                                                  34,703         34,874         38,028
Provision for income taxes (Note 7)                                         11,728          7,694         12,547
                                                                         ---------      ---------       --------
Income before cumulative effect
    of accounting change                                                    22,975         27,180         25,481

Cumulative effect of accounting change, net of tax (Note 2)                 (6,890)           ---            ---
                                                                         ----------      --------       --------

Net income                                                                $ 16,085       $ 27,180       $ 25,481
                                                                          ========       ========       ========



The accompanying notes are an integral part of the combined financial statements

                             PARTNERSHIP GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (Dollars in Thousands)

                                                                      Additional
                                                   Common Stock         Paid-in        Retained        Total
                                             Shares        Amount       Capital        Earnings       Equity
                                             ------        ------      --------        --------       -------

Balance, January 1, 1999                          3       $     3       $387,663      $111,167      $ 498,833

Net income                                        -             -              -        25,481         25,481
                                             ------       -------       --------     ---------       ---------

Balance, December 31, 1999                        3             3        387,663       136,648        524,314

Net income                                        -             -              -        27,180         27,180
                                             ------        ------       --------     ---------       ---------

Balance, December 31, 2000                        3             3        387,663       163,828        551,494

Net income                                        -             -              -        16,085         16,085
                                             ------        ------       --------     ---------       --------

Balance, December 31, 2001                        3       $     3       $387,663      $179,913      $ 567,579
                                             ======       =======       ========      ========      =========



The accompanying notes are an integral part of the combined financial statements

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                          Years Ended December 31,
------------------------------------------------------------------------------------------
                                                      2001          2000          1999
------------------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                     $    16,085    $    27,180      $  25,481
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                      22,773         19,743         22,566
  Cumulative effect of change in accounting
    principle, net of tax                             6,890            ---            ---
  Deferred income taxes                                 725          2,827          1,266
  Changes in assets and liabilities:
    Accounts receivable                             (31,065)       (12,024)        17,109
    Prepaid expenses and other assets                (4,326)        (4,461)         4,129
    Accounts payable and accrued liabilities          2,115            364           (310)
                                                  ---------      ---------       ---------

Net cash flows from operating activities             13,197         33,629         70,241
                                                  ---------      ---------       --------

Cash flows from investing activities:
Capital expenditures                                (17,871)       (42,349)       (40,455)
Construction in progress                            (22,507)       (75,856)      (107,346)
Liquidated damages                                   29,648            ---            ---
Decrease (increase) in restricted cash              (21,176)        60,348        104,529
Management fee                                       (1,800)        (2,177)        (2,704)
                                                  ----------     ----------      ---------

Net cash flows from investing activities            (33,706)       (60,034)       (45,976)
                                                  ----------     ----------      ---------

Cash flows from financing activities:
Repayments of senior secured project notes           (1,908)       (10,562)       (32,364)
Due from affiliates                                  22,417         36,967          8,099
                                                  ---------      ---------       --------

Net cash flows from financing activities             20,509         26,405        (24,265)
                                                  ---------      ---------       ---------

Net change in cash                                      ---            ---            ---
Cash at beginning of period                             ---            ---            ---
                                                  ---------      ---------       --------

Cash at the end of period                       $       ---     $      ---      $     ---
                                                ===========     ==========      =========

Supplemental disclosure:
Cash paid for interest,
        net of capitalized interest             $     5,863     $       89      $   5,942
                                                ===========     ==========      =========

Income taxes paid                               $     9,460    $     4,867      $  11,281
                                                ===========    ===========      =========


              The accompanying notes are an integral part of these
                         combined financial statements

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

The Partnership Guarantors (the "Guarantors") (not a legal entity) include the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch, L.P. ("Del Ranch") and CE Turbo LLC ("Turbo "), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and Turbo Project, respectively (the "Partnership Projects"). The Partnership Guarantors also include CalEnergy Minerals LLC ("Minerals LLC"), which is constructing a zinc recovery project in the Imperial Valley, California. Finally, the Partnership Guarantors include CalEnergy Operating Corporation ("CEOC"), Vulcan Power Company ("VPC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation") San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG"), Salton Sea Minerals Corp. and CE Salton Sea Inc. VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corporation owns Minerals LLC. Minerals LLC is an indirect wholly-owned subsidiary of MidAmerican Energy Holdings Company ("MidAmerican"). CE Salton Sea Inc. owns Power LLC and Turbo LLC.

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

Magma is a wholly-owned subsidiary of CE Generation LLC ("CE Generation"), which is owned equally by MidAmerican and El Paso CE Generation Holding Company, which was merged into EPME on December 31, 2000, an indirect subsidiary of El Paso Corporation.

Minerals LLC owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Guarantors' Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Guarantors' Imperial Valley Project. The Guarantor's affiliates intend to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as they further develop the extraction technology.

Minerals LLC is constructing the Zinc Recovery Project, which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the sites of the Imperial Valley Projects to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in 2002. In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

Each of the Partnership Projects, except for Turbo, sells electricity generated by the respective plants pursuant to four long-term power purchase agreements ("SO4 Agreements") between the projects and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). The fixed energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for Vulcan, December 1998 for Hoch (Del Ranch) and Elmore, and December 1999 for the Leathers Partnership. In June and November 2001, the Partnership Projects which receive Edison's Avoided Cost of Energy entered into agreements that provide for a fixed energy payment /kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payments are 3.25 cents/kWh from December 1, 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payment reverts back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2001, 2000 and 1999, Edison's average Avoided Cost of Energy was 7.4 cents, 5.8 cents and 3.1 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices.

The Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through other market transactions. The Turbo Project may sell its output to the Zinc Recovery Project, which is owned by a subsidiary of MidAmerican and is expected to commence operations in 2002.

Overhaul and Well Rework Costs

The Guarantors have changed their accounting policy for overhaul and well workover costs. These costs, which have historically been accounted for using the deferral method, are now expensed as incurred. The new policy went into effect January 1, 2001 and the Guarantors have recorded a cumulative effect of this change of approximately $6.9 million, net of tax of $4.7 million. If the Guarantors had adopted the policy as of January 1, 2000, net income would have been $4.9 million higher in 2000 on a proforma basis.

Restricted Cash

The restricted cash balance primarily included commercial paper, money market securities and mortgage backed securities and was composed of amounts deposited in restricted accounts, which the Guarantors will use to fund capital expenditures.

Property, Plant, Contracts and Equipment

Property, plant, contracts and equipment are carried at cost less accumulated depreciation. The Guarantors provide depreciation and amortization of property, plants, contracts and equipment upon the commencement of revenue production over the estimated useful life of the assets.

Depreciation of the operating power plant costs, net of salvage value, is computed on the straight-line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

Power sale agreements have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the power sales agreements and
(2) the 20-year avoided cost periods of the power sales agreements and are amortized separately over such periods using the straight-line method.

The Salton Sea reservoir contains commercial quantities of extractable minerals. The carrying value of the mineral reserves will be amortized upon commencement of commercial production.

The process license represents the economic benefits expected to be realized from the installation of the license and related technology at the Imperial Valley. The carrying value of the process license is amortized using the straight-line method over 24 years, the remaining estimated useful life of the license.

Excess of Cost over Fair Value

Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40-year period using the straight-line method. At December 31, 2001 and 2000 accumulated amortization of the excess of cost over fair value of net assets acquired was $24.6 million and $21.1 million, respectively.

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

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Guarantors adopted the new standards on January 1, 2001. The initial adoption of SFAS 133 did not have any material impact on the Guarantors' financial position, results of operations or cash flows.

In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Guarantors beginning on January 1, 2002. SFAS 142 is effective for the Guarantors beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. The Guarantors are in the process of quantifying the anticipated impact on its financial condition and results of operations of adopting the provisions of SFAS No. 142, which could be significant. The historical impact of not amortizing goodwill would have been to increase net income for the years ended December 31, 2001, 2000 and 1999 by approximately $3.6 million, $3.6 million and $3.6 million, respectively. However, impairment reviews may result in future periodic write-downs.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Guarantor's fiscal year beginning January 1, 2003. The Guarantors have not quantified the impact resulting from the adoption of this standard.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Guarantors' fiscal year beginning January 1, 2002. The Guarantors have not quantified the impact resulting from the adoption of this standard.

3. PROPERTY, PLANT, CONTRACTS AND EQUIPMENT

Property, plant, contracts and equipment consisted of the following (in thousands):

                                                December 31,
-------------------------------------------------------------------------
                                          2001                  2000
-------------------------------------------------------------------------
Plant and equipment                     $205,993              $196,113
Power sale agreements                    123,588               123,588
Process license                           46,290                46,290
Mineral reserves                         168,988               166,650
Wells and resource development           100,876                95,570
                                      ----------                ------
                                         645,735               628,211
Less accumulated depreciation
    and amortization                    (170,952)             (153,592)
                                        --------              ---------
                                         474,783               474,619
Construction in progress:
Zinc recovery project                    158,791               165,585
                                         -------               -------
                                      $  633,574             $ 640,204
                                      ==========            ===========

4. SENIOR SECURED PROJECT NOTE

The Guarantors' project note payable to Salton Sea Funding Corporation consists of the following (in thousands):

         Senior             Final Maturity                    December 31,
     Secured Series              Date            Rate       2001      2000
June 20, 1996      E Bonds    May 30, 2011       8.30%     $47,922  $48,922
October 13, 1998   F Bonds    November 30, 2018  7.475%    200,820  201,728
                                                          --------  -------
                                                          $248,742 $250,650
                                                         ========= ========

Principal maturities of the senior secured project note are as follows
                                (in thousands):

                           2002                             $    4,625
                           2003                                  5,017
                           2004                                  5,771
                           2005                                  6,022
                           2006                                  5,124
                           Thereafter                          222,183
                                                             ----------
                                                              $248,742

The Guarantors have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $520.3 million at December 31, 2001. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

The estimated fair values of the senior secured project note at December 31, 2001 and 2000 were $221.2 million and $210.6 million, respectively.

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

Charges to the Guarantors related to the brine supply agreement and operator's fees on a pro rata basis amounted to $918,000 and $824,000, respectively, for the year ended December 31, 2001, $709,000 and $676,000, respectively, for the year ended December 31, 2000, $423,000 and $472,000, respectively, for the year ended December 31, 1999, respectively.

In addition, the Guarantors entered into the following agreements:

     Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, whereby the Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Plants in return for 17.333%, on a pro rata basis, of all energy revenues received by each plant. The Guarantors' share of amounts expensed under this agreement for 2001, 2000 and 1999 were $11.5 million, $9.6 million and $11.9 million, respectively.

     Ground Leases dated March 15 and August 15, 1988 with Magma whereby the Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases for 2001, 2000 and 1999 were $70,000 per year.

     Administrative Services Agreements whereby CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total electricity revenues or $60,000 per month. The minimum monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 2001, 2000 and 1999 amounted to $2.6 million, $2.3 million and $2.7 million, respectively.

     Operating and Maintenance Agreements whereby the Guarantors retain CEOC to operate the plants for a period of 32 years through 2020. Payment is made to CEOC in the form of reimbursements of expenses incurred and a guaranteed capacity payment ranging from 10% to 25% of energy revenues over stated amounts. The Guarantors in 2001, 2000 and 1999 reimbursed CEOC for expenses of $14.6 million, $10.6 million and $7.5 million, respectively, and accrued a guaranteed capacity payment of $3.0 million, $1.9 million and $3.3 million at December 31, 2001, 2000 and 1999, respectively.

On September 29, 2000, CE Turbo LLC entered into an agreement to sell all available power from the Turbo Project to El Paso Merchant Energy L.P. ("EPME"). Under the terms of the agreement, commencing October 1, 2000 and ending September 30, 2001, EPME purchased and sold available power on behalf of the Turbo Project, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums

On January 17, 2001, CE Turbo LLC entered into an agreement to sell available power from the Turbo Project to EPME. Under the terms of the agreement at the option of CE Turbo, EPME will purchase all available power from CE Turbo based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Guarantors entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 index. On June 28, 2001, the Guarantors (excluding the Turbo Project) ceased selling available power to EPME and resumed power sales to Edison.

Pursuant to these agreements, sales to EPME from the Company totaled $49.4 million, $3.4 million and $0 million in 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, accounts receivable from EPME were $2.4 million and $1.5 million, respectively.

          6. CONDENSED FINANCIAL INFORMATION

                                   Vulcan
                                   Power         CEOC      Elmore      Del Ranch     Leathers
                                   -----         ----      ------      ---------     --------

December 31, 2001 Assets:
Restricted cash                $        -   $        -   $       -    $        -    $        -
Accounts receivable and
   other assets                         3       17,364      15,348        14,487        15,136
Due from affiliates               (3,847)       41,358      35,510        27,950        34,301
Property, plant, contracts and
   equipment, net                   7,098       13,868      59,913        64,782        67,108
Management fee and
   goodwill, net                        -            -           -             -             -
Investments in
   partnerships                   108,861      328,580           -             -             -
                               ----------   ----------   ---------    ----------    ----------

                               $  112,115   $  401,170   $ 110,771    $  107,219    $  116,545
                               ==========   ==========   =========    ==========    ==========

Liabilities and Equity:
Accounts payable, accrued
   liabilities and deferred
   taxes                       $      320   $    8,928   $   2,233    $    1,528    $    2,194
Senior secured project note             -            -           -             -             -
                                ---------   ----------    --------    ----------    ----------

Total liabilities                     320        8,928       2,233         1,528         2,194
Guarantors' equity                111,795      392,242     108,538       105,691       114,351
                               ----------   ----------     -------    ----------    ----------

                               $  112,115   $  401,170   $ 110,771    $  107,219    $  116,545
                               ==========   ==========   =========    ==========    ==========


                                  Vulcan                           Adjustments/     Combined
                                    BNG      Minerals     Turbo    Eliminations       Total
                                   ----     --------     -----     ------------       ------

December 31, 2001 Assets:
Restricted cash                $        -   $   21,282   $       -    $        -    $   21,282
Accounts receivable and
   other assets                    14,246          640         217         1,301        78,742
Due from affiliates                28,326      (25,197)     (3,498)     (121,831)       13,072
Property, plant, contracts and
   equipment, net                  67,306      135,242       9,417       208,840       633,574
Management fee and
   goodwill, net                        -            -           -       191,672       191,672
Investments in
   partnerships                         -            -                  (437,441)            -
                               ----------   ----------   ---------    ----------    ----------

                                 $109,878   $  131,967   $   6,136    $ (157,459)   $  938,342
                               ==========   ==========   =========    ==========    ==========

Liabilities and Equity:
Accounts payable, accrued
   liabilities and deferred
   taxes                       $    1,017   $   (1,610)  $   1,818    $  105,593    $  122,021
Senior secured project note             -      139,896           -       108,846       248,742
                               ----------   ----------   ---------    ----------    ----------

Total liabilities                   1,017      138,286       1,818       214,439       370,763
Guarantors' equity                108,861       (6,319)      4,318      (371,898)   $  567,579

                               $  109,878   $  131,967   $   6,136    $ (157,459)   $  938,342
                               ==========   ==========   =========    ==========    ==========


                                 Vulcan
                                  Power         CEOC      Elmore      Del Ranch     Leathers
                                 ------         ----      ------      ---------     --------

December 31, 2000 Assets:
Restricted cash                $        -   $        -   $       -    $        -    $       -
Accounts receivable and
    other assets                        -       15,304      10,019         8,105        9,946
Due from affiliates                (4,218)      36,919      31,307        42,659       31,353
Property, plant, contracts and
    equipment, net                  7,377       15,173      61,078        52,953       69,179
Management fee and
     goodwill, net                      -            -           -             -            -
Investments in
    partnerships                   98,656      312,381           -             -            -
                               ----------   ----------   ---------    ----------    ---------

                               $  101,815   $  379,777   $ 102,404    $  103,717    $ 110,478
                               ==========   ==========   =========    ==========    =========

Liabilities and Equity:
Accounts payable, accrued
 liabilities and deferred taxes$    1,098   $    7,849   $   1,244    $    1,554    $   1,419
Senior secured project note             -            -           -             -            -
                               ----------   ----------   ---------    ----------    ---------
Total liabilities                   1,098        7,849       1,244         1,554        1,419
Guarantors' equity                100,717      371,928     101,160       102,163      109,059
                               ----------   ----------   ---------    ----------    ---------

                               $  101,815   $  379,777   $ 102,404    $  103,717    $ 110,478
                               ==========   ==========   =========    ==========    =========

                                 Vulcan                             Adjustments/     Combined
                                   BNG      Minerals     Turbo      Eliminations      Total
                                   ---      --------     -----      ------------      ------

December 31, 2000 Assets:
Restricted cash                $        -   $        -   $       -    $      106    $      106
Accounts receivable and
    other assets                    7,923          195       1,922         1,566        54,980
Due from affiliates                42,002      (16,747)     (8,358)     (123,791)       31,126
Property, plant, contracts and
    equipment, net                 49,852      152,933      10,114       221,545       640,204
Management fee and
     goodwill, net                      -            -           -       195,285       195,285
Investments in
    partnerships                        -            -           -      (411,037)            -
                               ----------   ----------   ---------    ----------    ----------

                               $   99,777   $  136,381   $   3,678    $ (116,326)   $  921,701
                               ==========   ==========   =========    ==========    ==========

Liabilities and Equity:
Accounts payable, accrued
  liabilities and deferred taxe$    1,121    $  (1,208)  $   1,252    $  105,228    $  119,557
Senior secured project note             -      140,528           -       110,122       250,650
                               ----------   ----------   ---------    ----------    ----------
Total liabilities                   1,121      139,320       1,252       215,350       370,207
Guarantors' equity                 98,656       (2,939)      2,426      (331,676)      551,494
                               ----------   ----------   ---------    ----------    ----------

                               $   99,777   $  136,381   $   3,678    $ (116,326)   $  921,701
                               ==========   ==========   =========    ==========    ==========

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                 Vulcan
                                 Power         CEOC       Elmore      Del Ranch     Leathers
                                 -----         ----       ------      ---------     --------
December 31, 2001

Revenues                        $   1,757    $   5,417    $ 31,165    $   28,446    $   30,591
Expenses                              884        1,302      23,787        24,918        25,299
                                ---------    ---------    --------     ---------     ---------

Net income                      $     873    $   4,115    $  7,378    $    3,528    $    5,292
                                =========      =======    ========    ==========    ==========

December 31, 2000
Revenues                        $   1,386    $   4,657    $ 25,762    $   25,610    $   25,662
Expenses                              709            -      18,887        18,866        19,684
                                ---------      -------    --------     ---------     ---------

Net income                      $     677    $   4,657    $  6,875    $    6,744    $    5,978
                                =========    =========    ========    ==========    ==========
December 31, 1999
Revenues                        $     892    $   6,104    $ 16,908    $   17,299    $   56,127
Expenses                              485            -      15,764        13,914        36,320
                                ---------      -------    --------     ---------     ---------

Net income                      $     407    $   6,104    $  1,144    $    3,385    $   19,807
                                ==========     =======    ========      ========     =========


                                   Vulcan                           Adjustments/     Combined
                                     BNG      Minerals      Turbo   Eliminations       Total
                                     ---      --------      -----   ------------    ----------
December 31, 2001

Revenues                        $ 28,375     $     847    $  5,082    $   (5,362)   $  126,318
Expenses                          18,170         5,271       2,797         7,805       110,233
                                --------     ---------    --------    ----------    ----------

Net income                      $ 10,205     $  (4,424)   $  2,285    $  (13,167)   $   16,085
                                ========     =========    ========    ==========    ==========

December 31, 2000
Revenues                        $ 22,749     $     576    $  4,652    $   (2,870)   $  108,184
Expenses                          12,214         4,962       1,031         4,651        81,004
                                ---------    ---------    --------    ----------    ----------

Net income                      $ 10,535     $  (4,386)   $  3,621    $   (7,521)   $   27,180
                                =========    =========    ========    ==========    ==========

December 31, 1999
Revenues                        $ 15,756     $     ---    $    ---    $    1,902    $  114,988
Expenses                           9,663           ---         ---        13,361        89,507
                                ---------    ---------    --------    ----------    ----------

Net income                      $  6,093     $     ---    $    ---    $  (11,459)   $   25,481
                                =========    =========    ========    ==========    ==========

7. INCOME TAXES

The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

               Current          Deferred          Total
2001

Federal     $    8,190         $     880        $   9,070
State            2,813              (155)           2,658
            ----------          ---------       ---------

Total       $   11,003         $     725        $  11,728
            ==========         ==========       =========

2000

Federal     $    3,956         $     946          $ 4,902
State              911             1,881            2,792
             ---------         ---------        ---------

Total       $    4,867         $   2,827        $   7,694
            ==========         =========        =========

1999

Federal     $    8,527         $     991        $   9,518
State            2,754               275            3,029
             ---------          --------        ---------

Total       $   11,281         $   1,266          $12,547
            ==========         =========          =======


The net deferred tax liability at December 31, 2001 and 2000 consisted of the following (in thousands).

                                                        2001            2000
                                                        ----            ----

Liabilities:
Properties, plant contracts and equipment           $ 115,843       $ 106,447
Other                                                       -           1,125
                                                    ---------       ---------
                                                      115,843         107,572

Assets:
Accruals not currently deductible for tax purposes     (6,577)              -
Energy credits                                         (5,126)         (5,170)
AMT credit                                             (2,057)           (668)
                                                    ---------       ---------
                                                      (13,760)         (5,838)
                                                    ---------       ---------
Net deferred tax liability                          $ 102,083       $ 101,734
                                                    =========       =========

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                                            2001          2000          1999

 Federal statutory rate                     35.0%         35.0%        35.0%
 Percentage depletion                       (8.6)         (9.5)        (6.8)
 Investment and energy tax credits          (1.2)        (12.2)        (3.7)
 Goodwill amortization                       3.6           3.6          3.3
 State taxes, net of federal benefit         5.0           5.2          5.2
                                      ---------------------------------------
 Effective tax rate                         33.8%         22.1%        33.0%
                                      =========== ============= =============

8. COMMITMENTS AND CONTINGENCIES

A.  Financial Condition of Edison

Edison, a wholly owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Following Edison's recent financing Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

Edison failed to pay approximately $76.9 million due under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and Turbo Projects) for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors' suspended deliveries of energy to Edison and entered into a transaction agreement with EPME in which the Guarantors' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001, the Superior Court prospectively vacated its order authorizing the Guarantors' to resell power.

On June 20, 2001, the Guarantors' (excluding the Turbo Project) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $7.5 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission ("CPUC") announced an agreement with Edison that allowed Edison to recover in retail electric rates its past due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash on hand, enabled Edison to pay off its past due debts. The final payment of approximately $67.7 million, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Guarantors' a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future avoided cost of energy vary substantially from year to year.

As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been not renewed, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit has been renewed or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Turbo Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $0.8 million.

The Guarantors are contractually entitled to receive payments under the Power Purchase Agreements, Settlement Agreements and Transactions Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations at December 31, 2001, along with the California Power Exchange bankruptcy, the Guarantors have established an allowance for doubtful accounts of approximately $14.9 million on December 31, 2001.

Southern California Edison - Capacity Bonus Payments

Edison has failed to pay approximately $.9 million of capacity bonus payments for the months of October, November and December 2001. On December 10, 2001 the Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Guarantor will vigorously pursue the collection of the capacity bonus payments.

B. Minerals

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering,
procure,   construct  and  manage  contract  (the  "Zinc  Recovery  Project  EPC
Contract"). On June 14, 2001, Minerals LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery EPC Contract, the Guarantors drew $29.6 million under the EPC Contract Letter of Credit on July 20, 2001. The liquidated damages have been accounted for as a reduction of the capitalized costs of the project. The Guarantors have entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

On July 11, 2001, Kvaerner filed an Amended Demand For Arbitration against Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

On August 7, 2001, Minerals LLC filed an Answering Statement and Counterclaim against Kvaerner. Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on the letter of credit. Therefore, Minerals LLC asked for a judgment in excess of approximately $20 million. The arbitration is scheduled for June 2002.

C.  Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2001 and December 31, 2000, the environmental liabilities recorded on the balance sheet were not material.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have audited the accompanying balance sheets of the Salton Sea Royalty LLC as of December 31, 2001 and 2000, and the related statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Salton Sea Royalty LLC as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Salton Sea Royalty LLC was converted to a limited liability company during 1999 and as such the statements of operations and cash flows for the years ended December 31, 2001 and 2000 are not comparable due to the change in reporting entity which results in no tax expense beginning in fiscal 2000.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 17, 2002 (March 1, 2002 as to Note 5)

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                December 31,
----------------------------------------------------------------------------------------------------
                                                                          2001              2000
----------------------------------------------------------------------------------------------------

ASSETS
Prepaid expenses and other assets                                      $       31         $      82
                                                                       ----------         ---------

Total current assets                                                          31                 82

Royalty stream, net                                                       14,865             15,719
Excess of cost over fair value of net assets acquired, net                30,464             31,372
Due from affiliates                                                       33,940             26,497
                                                                       ---------          ---------

                                                                         $79,300            $73,670
                                                                         =======            =======


LIABILITIES AND EQUITY
Liabilities:
Accrued liabilities                                                    $      29          $      57
Current portion of long term debt                                          3,460              4,434
                                                                        --------          ---------

Total current liabilities                                                  3,489              4,491

Senior secured project note (Note 3)                                       1,147              4,607
                                                                        --------          ---------

    Total liabilities                                                      4,636             9,098

Commitments and contingencies (Note 3 and 5)

Equity:
Common stock, par value $.01 per share; 100 shares
    authorized, issued and outstanding                                         -                  -
Additional paid-in capital                                                 1,561              1,561
Retained earnings                                                         73,103             63,011
                                                                        --------          ---------

    Total equity                                                          74,664             64,572
                                                                        --------          ---------

                                                                         $79,300            $73,670
                                                                         =======            =======


     The accompanying notes are an integral part of the financial statements

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)


                                                   Years Ended December 31,
-------------------------------------------------------------------------------
                                                2001         2000         1999
-------------------------------------------------------------------------------

Revenues:
Royalty income                                $ 16,882   $   14,130   $  26,274

Expenses:
Operating, general and administrative expenses   4,420        3,859       4,610
Amortization of royalty stream and goodwill      1,762        1,965       7,064
Interest expense                                   608          954       1,682
                                               -------    ---------    --------

Total expenses                                   6,790        6,778      13,356
                                               -------    ---------    --------

Income before income taxes                      10,092        7,352      12,918
Income tax benefit                                 ---          ---      (6,304)
                                               -------    ---------    ---------

Net income                                    $ 10,092   $    7,352   $   19,222
                                              ========   ==========  ===========



     The accompanying notes are an integral part of the financial statements

                             SALTON SEA ROYALTY LLC
                              STATEMENTS OF EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (Dollars in Thousands)


                                                   Additional
                                  Common Stock      Paid-in   Retained
                               Shares      Amount   Capital   Earnings  Total
                               ------      ------  ---------  --------  ------


Balance, January 1, 1999          100   $       -   $ 1,561    $36,437  $37,998

Net income                          -           -         -     19,222   19,222
                              -------   ---------  -------- ----------  -------

Balance, December 31, 1999        100           -     1,561     55,659   57,220

Net income                          -           -         -      7,352    7,352
                              -------    --------  -------- ----------  -------

Balance, December 31, 2000        100           -     1,561     63,011   64,572

Net income                          -           -         -     10,092   10,092
                              -------    --------  -------- ----------  -------

Balance, December 31, 2001        100   $       -  $  1,561   $ 73,103  $74,664
                              =======   =========  ========  =========  =======


     The accompanying notes are an integral part of the financial statements

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                                                              2001           2000        1999
----------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
Net income                                                                 $  10,092      $   7,352     $ 19,222
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Amortization of royalty stream and goodwill                               1,762          1,965        7,064
     Deferred income taxes                                                       ---            ---       (6,769)
     Changes in assets and liabilities:
       Prepaid expenses and other assets                                          51            153          278
       Accrued liabilities                                                       (28)           (25)      (9,373)
                                                                            ---------       --------     --------

Net cash flows from operating activities                                      11,877          9,445       10,422
                                                                            --------        --------      ------

Net cash flows from financing activities:
Increase in due from affiliates                                               (7,443)        (4,672)      (1,026)
Repayment of senior secured project note                                      (4,434)        (4,773)      (9,396)
                                                                            ---------       --------     --------
Net cash flows from financing activities                                     (11,877)        (9,445)     (10,422)
                                                                             --------       --------     --------

Net change in cash                                                                 -              -            -
Cash at beginning of period                                                        -              -            -
                                                                            --------      ---------    ---------

Cash at end of period                                                      $       -      $       -     $      -
                                                                           =========      =========     ========

Supplemental disclosure:
  Interest paid                                                            $     585      $     978     $  1,738
                                                                           =========      =========     ========

  Income taxes paid                                                        $       -      $       -     $    465
                                                                           =========      =========     ========



     The accompanying notes are an integral part of the financial statements

                             SALTON SEA ROYALTY LLC
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

Salton Sea Royalty LLC (the "Royalty Company") is a special-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Magma is a wholly-owned subsidiary of CE Generation LLC ("CE Generation") which is owned equally by MidAmerican Energy Holdings Company ("MidAmerican") and El Paso CE Generation Holding Company, which was ultimately merged into EPME an indirect subsidiary of El Paso Corporation.

The Royalty Company receives an assignment of royalties and certain fees paid by three partnership projects, Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). All of the Partnership Projects are engaged in the operation of geothermal power plants in the Imperial Valley in Southern
California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenues of the Partnership Projects. Included in royalty income in 1999 are payments from East Mesa related to a settlement agreement in 1998 for prior years.

Each of the Partnership Projects, sells electricity generated by the respective plants pursuant to four long-term power purchase agreements ("SO4 Agreements") between the projects and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). The fixed energy price periods of the Partnership Project SO4 Agreements extended until February 1996, December 1998 for Hoch (Del Ranch) and Elmore, and December 1999 for the Leathers Partnership. In June and November 2001, the Partnership Projects entered into agreements that provide for a fixed energy payment /kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payments are 3.25 cents/kWh from December 1, 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payment reverts back to Edison's Avoided Cost of Energy. In 1998, the East Mesa Project entered into a Termination Agreement, to which Magma consented, which terminated its SO4 Agreement upon CPUC approval becoming final in 1999.

For the year ended December 31, 2001, 2000 and 1999, Edison's average Avoided Cost of Energy was 7.4 cents, 5.8 cents and 3.1 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Royalty Company cannot predict the likely level of Avoided Cost of Energy prices.

As discussed above, all revenues except those derived from East Mesa are from, and all operating expenses are paid by, related parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying statement of operations presents revenues and expenses, which have been assigned to the Royalty Company under the arrangements described above on the accrual method of accounting. This presentation is a "carve out" of information from Magma and certain of its affiliates. Such revenues, net of related expenses, guarantee loans from the Funding Corporation, a wholly-owned subsidiary of Magma.

The financial statements reflect the acquisition of Magma and the resulting push
down  to  the  Royalty  Company  of  the  accounting  as  a  purchase   business
combination.

The Royalty Company was converted to a limited liability company during 1999 and as such the statements of operations and cash flows for the year ended December 31, 2001, 2000 and 1999 are not comparable due to the change in reporting entity which results in no tax expense beginning in fiscal 2000. Income taxes are now the responsibility of the partners and the Royalty Company has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Company has no tax obligations.

Royalty Stream

The Royalty Company's policy is to provide amortization expense beginning upon the commencement of revenue production over the estimated remaining useful life of the identifiable assets.

The royalty streams have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the Projects' power sales agreements and (2) the 20-year avoided cost periods of the Projects' power sales agreements and are amortized separately over such periods using the straight line method. At December 31, 2001 and 2000, accumulated amortization was $45.8 million and $44.8 million, respectively.

Excess of Cost over Fair Value

Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40-year period using the straight-line method. At December 31, 2001 and 2000, accumulated amortization of the excess of cost over fair value was $6.3 million and $5.4 million, respectively.

Income Taxes

The Royalty Company is included in consolidated income tax returns with its parent and affiliates. Income taxes are provided on a separate return basis, however, tax obligations of the Royalty Company will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service. On February 19, 1999, the Royalty Company was converted to a limited liability company, which is not taxed. Therefore, since that date, no recognition has been given to federal or state income taxes as that is the responsibility of the individual members of the LLC.

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

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133" and amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Royal Company adopted the new standards on January 1, 2001. The initial adoption of SFAS 133 did not have any impact on the Royalty Company's financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS 142 is effective for the Royalty Company beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Royalty Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. The Royalty Company is in the process of quantifying the anticipated impact on its financial condition and results of operations of adopting the provisions of SFAS No. 142, which could be significant. The historical impact of not amortizing goodwill would have been to increase net income for the years ended December 31, 2001, 2000 and 1999 by approximately $1.0 million, $1.0 million and $1.0 million, respectively. However, impairment reviews may result in future periodic write-downs.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations"). This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Royalty Company's fiscal year beginning January 1, 2003. The Royalty Company has not quantified the impact resulting from the adoption of this statement.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Royalty Company's fiscal year beginning January 1, 2002. The Royalty Company has not quantified the impact resulting from the adoption of this standard.

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

3. SENIOR SECURED PROJECT NOTE

The Royalty Company has a project note payable to Salton Sea Funding Corporation at an interest rate of 7.37%. Principal maturities of the senior secured project note are as follows (in thousands):

                  2002                                 $ 3,460
                  2003                                     304
                  2004                                     408
                  2005                                     435
                                                      --------
                                                       $ 4,607

The estimated fair values of the senior secured project note at December 31, 2001 and 2000 were $4.6 million and $8.3 million, respectively.

The Royalty Company has also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $520.3 million at December 31, 2001. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Royalty Company. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

4.  INCOME TAXES

The provision for income taxes for the years ended December 31, 1999, consisted of the following:

                         Current           Deferred          Total
                         -------           --------         -------

1999
Federal                  $   363          $(5,921)          $(5,558)
State                        102             (848)             (746)
                         -------          --------         ---------

Total                    $   465          $(6,769)          $(6,304)
                         =======          ========          ========


The Royalty Company's effective tax rate differs from the statutory federal income tax rate due primarily to percentage depletion in excess of cost depletion and goodwill amortization.

5. CONTINGENCY

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Funding Corporation is aware that there have been public announcements that Edison's financial condition deteriorated as a result of reduced liquidity. Following Edison's recent financing, Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

Edison  failed to pay  approximately  $119 million due under the Power  Purchase
Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

On February 21, 2001, certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Guarantors to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

On March 22, 2001, the Superior Court granted the Guarantors' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Guarantors have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Guarantors are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison.

As a result of the March 22, 2001 Declaratory Judgment, the Guarantors suspended deliveries of energy to Edison and entered into a transaction agreement with EPME in which the Guarantors' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court terminated the Guarantors' right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Guarantors (excluding the Salton Sea Unit V and Turbo Projects) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. The final payment of approximately $104.6, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Guarantors a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 1, 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements.

As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been not renewed, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit has been renewed or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea Unit V and CE Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million.

The Guarantors are contractually entitled to receive payments under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, along with the bankruptcy of the PX, the Guarantors established an allowance for doubtful accounts of approximately $24.8 million at December 31, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

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

* Gregory E. Abel is Director of CalEnergy Minerals LLC and Salton Sea Minerals Corp. only.

* Larry Kellerman is Director for all entities except CalEnergy Minerals LLC and Salton Sea Minerals Corp.

* John L. Harrison is Director for all entities except CalEnergy Minerals LLC and Salton Sea Minerals Corp.

GREGORY E. ABEL, 39, Director for CalEnergy Minerals LLC and Salton Sea Minerals Corp. only. Mr. Abel joined MidAmerican in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

BRIAN K. HANKEL, 39, Vice President and Treasurer of each Guarantor subsidiary. Mr. Hankel joined MidAmerican in February 1992 as Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to that, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

JOSEPH M. LILLO, 32, Vice President and Controller. Mr. Lillo joined MidAmerican in November 1996, and served as Manager of Financial Reporting and was promoted to Controller/IPP in March 1998. Mr. Lillo was promoted to Controller in July 1999. Prior to joining the Company, Mr. Lillo was a senior associate with Coopers & Lybrand LLP.

DOUGLAS L. ANDERSON, 44, Director, Senior Vice President and General Counsel of CalEnergy Minerals LLC and Salton Sea Minerals Corp and Director, Vice President and General Counsel of the other Guarantor subsidiaries. Mr. Anderson joined MidAmerican in February 1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker in Omaha. Prior to that Mr. Anderson was a principal in the firm Anderson & Anderson.

PATRICK J. GOODMAN, 35, Director. Mr. Goodman joined MidAmerican in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Mr. Goodman was promoted to Chief Financial Officer in April 1999. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

LARRY KELLERMAN, 46, President of El Paso Power Services Company and a Director of each Guarantor subsidiary except CalEnergy Minerals LLC and Salton Sea Minerals Corp. Mr. Kellerman joined El Paso in February 1998. Prior to joining El Paso, he was President of Citizens Power, where he initiated Citizens' activities in the power marketing field in 1988, when Citizens was the initial power marketer granted FERC authorization. From 1982 through 1988, Mr. Kellerman was General Manager of Power Marketing and Power Supply for Portland General Electric. From 1979 through 1982, Mr. Kellerman was Financial Analyst and Power Contract Negotiator with Southern California Edison, where he negotiated some of the first Public Utility Regulatory Policies Act qualifying facility contracts in the nation.

JOHN L. HARRISON, 43, Senior Managing Director and Chief Financial Officer of El Paso Merchant Energy Group and a Director of each Guarantor subsidiary except CalEnergy Minerals LLC and Salton Sea Minerals Corp. Mr. Harrison joined El Paso in June 1996. Prior to joining El Paso , Mr. Harrison was a partner with Coopers & Lybrand LLP for five years.

Item 11.      Executive Compensation

The Funding Corporation's and the Guarantors' directors and executive officers receive no remuneration for serving in such capacities.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Description of Capital Stock

As of December 31, 2001, the authorized capital stock of the Funding Corporation consisted of 1,000 shares of common stock, par value $.01 per share (the "Common Stock"), of which 100 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2001, there was one holder of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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

In providing rights to geothermal resources and/or geothermal fluids, administering and operating the geothermal power plants, and disposing of solids from these facilities, Magma (directly and through subsidiaries) receives certain royalties, cost reimbursements and fees for its services and the rights it provides. See the financial statements in Item 8.

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


Item 14. Exhibits, Financial Statements Schedule and Reports on Form 8-K

     (a) Financial Statements and Schedules

         (i)  Financial Statements

              Financial Statements are included in Part II of this Form 10-K

         (ii) Financial Statement Schedules

              See schedule II on page 121.

(b) Reports on Form 8-K

          Current Report dated December 14, 2001, reporting that Moody's Investors Services, Inc. upgraded the rating on the Company's senior secured debt to Ba3 from Caa2, and that it's affiliates filed suit to force Edison to meet the terms of agreements it signed to purchase electricity from the plants.

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

     Not Applicable

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                       Date
-------------------------------------------------------------------------

/s/  Douglas L. Anderson                                     March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
(Principal Executive Officer)

/s/  Joseph M. Lillo*                                        March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                    March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                         March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                        March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                      Date
-------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                   March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                      March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                  March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                       March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                      March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                       Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                    March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                       March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                   March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                        March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                       March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                        Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                     March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                        March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                    March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                         March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                        March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                       Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                  March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                     March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                 March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                      March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                     March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                        Date
-------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                    March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                       March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                   March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                        March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                       March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                    Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                 March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                    March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                     March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                    March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                     Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                  March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                     March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                 March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                      March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                     March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                    Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                 March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                    March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                     March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                    March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                       Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                    March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                       March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                   March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                        March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                       March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                      Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                   March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                      March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                  March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                       March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                      March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                     Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                  March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                     March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                 March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                      March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                     March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                      Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                    March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                       March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                   March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                        March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                       March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                    Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                 March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                    March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                     March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                    March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                           Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                       March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                          March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                      March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                           March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                          March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                             Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                         March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                            March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                        March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                             March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                            March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                           Date
--------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                        March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                           March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                       March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                            March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                           March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                     Date
-------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                  March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                     March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                 March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Larry Kellerman                                      March 29, 2002
--------------------
Larry Kellerman
Director

/s/  John L. Harrison                                     March 29, 2002
---------------------
John L. Harrison
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                           Date
------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                       March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                          March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                      March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Gregory E. Abel *                                         March 29, 2002
--------------------
Greg E. Abel
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

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

Signature                                                         Date
------------------------------------------------------------------------------

/s/  Douglas L. Anderson                                      March 29, 2002
------------------------
Douglas L. Anderson
Director, Vice President and General Counsel
 (Principal Executive Officer)

/s/  Joseph M. Lillo*                                         March 29, 2002
--------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/   Patrick J. Goodman*                                     March 29, 2002
------------------------
Patrick J. Goodman
Director

/s/  Gregory E. Abel *                                        March 29, 2002
--------------------
Greg E. Abel
Director

* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                         SALTON SEA FUNDING CORPORATION
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (in thousands)

                                                                                          SCHEDULE II


Column A                            Column B           Column C           Column D           Column E
                                    Balance at         Additions                             Balance
                                    Beginning          Charged                                at End
                                      of Year          to Income          Deductions         of Year

Allowance for doubtful accounts
    Salton Sea Guarantors:

        Year ended 2001             $       -          $    9,829         $        -        $     9,829
                                    =========          ==========         ==========        ===========

        Year ended 2000             $       -          $        -         $        -        $         -
                                    =========          ==========         ==========        ===========

        Year ended 1999             $       -          $        -         $        -        $         -
                                    =========          ==========         ==========        ===========


Partnership Guarantors:

        Year ended 2001             $       -          $   14,925         $        -        $    14,925
                                    =========          ==========         ==========        ===========

        Year ended 2000             $       -          $        -         $        -        $         -
                                    =========          ==========         ==========        ===========

        Year ended 1999             $       -          $        -         $        -        $         -
                                    =========          ==========         ==========        ===========

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

     3.25 Certificate of Formation of Minerals LLC (incorporated by reference to
          Exhibit 3.25 to the Funding Corporation 99 Form S-4)

     3.26 Limited Liability Company Agreement of Minerals LLC (incorporated by reference to Exhibit 3.26 to the Funding Corporation 99 Form S-4).

     3.27 Certificate  of Formation of Turbo LLC  (incorporated  by reference to
          Exhibit 3.27 to the Funding Corporation 99 Form S-4).

     3.28 Limited Liability Company Agreement of turbo LLC (incorporated by reference to Exhibit 3.28 to the Funding Corporation 99 Form S-4).

     3.29.Articles of Incorporation of CESS (incorporated by reference to Exhibit 3.29 to the Funding Corporation 99 Form S-4).

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

     4.3 Second Amended and Restated Partnership Secured Limited Guarantee, dated as of October 13, 1998 by CEOC, and VPC, Conejo, Niguel, Sal Felipe, BNG, Del Ranch, Elmore, Leathers and Vulcan in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.3(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

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

     24.1 Power of Attorney

     24.2 Power of Attorney

  Exhibit 24.1

                                POWER OF ATTORNEY

The undersigned, members of the Board of Directors and Officers of the following companies:

      Salton Sea Brine Processing L.P.         Salton Sea Power Generation L.P.
      Fish Lake Power LLC                      Vulcan Power Company
      CalEnergy Operating Corporation          Salton Sea Royalty LLC
      VPC Geothermal LLC                       San Felipe Energy Company
      Conejo Energy Company                    Niguel Energy Company
      Vulcan/BN Geothermal Power Company       Leathers, L.P.
      Del Ranch, L.P.                          Elmore, L.P.
      Salton Sea Power L.L.C.                  CE Turbo LLC
      CE Salton Sea Inc.

hereby constitute and appoint Douglas L. Anderson and Paul J. Leighton and each of them, as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for and in his stead, in any and all capacities, to sign on his behalf the Salton Sea Funding Corporation's (the "Company") Form 10-K Annual Report for the fiscal year ending December 31, 2001 and to execute any amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission and applicable stock exchanges, with the full power and authority to do and perform each and every act and thing necessary or advisable to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Dated as of March 29, 2002.

/s/ Douglas L. Anderson
DOUGLAS L. ANDERSON

/s/ Patrick J. Goodman
PATRICK J. GOODMAN

/s/ Joseph M. Lillo
JOSEPH M. LILLO

Exhibit 24.2
                                POWER OF ATTORNEY


The undersigned, members of the Board of Directors and Officers of the following companies:

         CalEnergy Minerals LLC
         Salton Sea Minerals Corp.

hereby constitute and appoint Douglas L. Anderson and Paul J. Leighton and each of them, as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for and in his/her stead, in any and all capacities, to sign on his/her behalf the Salton Sea Funding Corporation's (the "Company") Form 10-K Annual Report for the fiscal year ending December 31, 2001 and to execute any amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission and applicable stock exchanges, with the full power and authority to do and perform each and every act and thing necessary or advisable to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Executed as of March 29, 2002.


/s/ Gregory E. Abel
GREGORY E. ABEL


/s/ Patrick J. Goodman
PATRICK J. GOODMAN


/s/ Joseph M. Lillo
JOSEPH M. LILLO