Form 10-Q
period 2002-03-31
SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; NIGUEL ENERGY CO; CALENERGY OPERATING CORP; SALTON SEA MINERALS CORP; CE SALTON SEA INC; CE TURBO LLC; CALENERGY MINERALS LLC; SALTON SEA POWER LLC; VPC GEOTHERMAL LLC
filed 2002-05-14
CIK 949149, 949256, 1087460, 1087421, 1087420, 1087419, 1087418, 1087417, 1087416, 1087415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2002 Commission
                                File No. 33-95538

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

                 302 S. 36th Street, Suite 400, Omaha, NE 68131
                   (Address of principal executive offices and
                  Zip Code of Salton Sea Funding Corporation)

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

                              Yes X       No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on May [14], 2002.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                                 March 31, 2002
                                  -------------

                                 C O N T E N T S


                          PART I: FINANCIAL INFORMATION


Item 1.          Financial Statements                                      Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                                4

Balance Sheets, March 31, 2002 and December 31, 2001                           5

Statements of Operations for the Three Months Ended
    March 31, 2002 and 2001                                                    6

Statements of Cash Flows for the Three Months Ended
    March 31, 2002 and 2001                                                    7

Notes to Financial Statements                                                  8

SALTON SEA GUARANTORS

Independent Accountants' Report                                               10

Combined Balance Sheets, March 31, 2002 and December 31, 2001                 11

Combined Statements of Operations for the Three Months Ended
    March 31, 2002 and 2001                                                   12

Combined Statements of Cash Flows for the Three Months Ended
    March 31, 2002 and 2001                                                   13

Notes to Combined Financial Statements                                        14

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                               17

Combined Balance Sheets, March 31, 2002 and December 31, 2001                 18

Combined Statements of Operations for the Three Months Ended
    March 31, 2002 and 2001                                                   19

Combined Statements of Cash Flows for the Three Months Ended
    March 31, 2002 and 2001                                                   20

Notes to Combined Financial Statements                                        21

SALTON SEA ROYALTY LLC

Independent Accountants' Report                                               25

Balance Sheets, March 31, 2002 and December 31, 2001                          26

Statements of Operations for the Three Months Ended
    March 31, 2002 and 2001                                                   27

Statements of Cash Flows for the Three Months Ended
    March 31, 2002 and 2001                                                   28

Notes to Financial Statements                                                 29

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                31


                                             PART II:  OTHER INFORMATION

Item 1.          Legal Proceedings                                            39
Item 2.          Changes in Securities                                        39
Item 3.          Defaults on Senior Securities                                39
Item 4.          Submission of Matters to a Vote of
                 Security Holders                                             39
Item 5.          Other Information                                            39
Item 6.          Exhibits and Reports on Form 8-K                             39

Signatures                                                                    40

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation (the "Company") as of March 31, 2002, and the related statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Salton Sea Funding Corporation as of December 31, 2001, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002 (March 1, 2002 as to
Note 4), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 26, 2002

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)



                                                    March 31,       December 31,
                                                         2002             2001
                                                   (unaudited)
ASSETS
Cash                                            $       99,220    $        4,361
Restricted cash                                          2,956             2,949
Accrued interest receivable and other assets            13,296             3,351
Current portion of secured project notes
  from Guarantors                                       28,572            28,572
Total current assets                                   144,044            39,233

Secured project notes from Guarantors                  491,678           491,678
Investment in 1% of net assets of
    Guarantors                                           9,662             9,669
                                                $      645,384    $      540,580
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued interest                                $       13,159    $        3,333
Due to affiliates                                       98,884             3,899
Current portion of long term debt                       28,572            28,572
Total current liabilities                              140,615            35,804

Senior secured notes and bonds                         491,678           491,678
    Total liabilities                                  632,293           527,482

Commitments and contingencies (Note 3)

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                      ---               ---
Additional paid-in capital                               5,366             5,366
Retained earnings                                        7,725             7,732
                                                    ----------        ----------
    Total stockholder's equity                          13,091            13,098
                                                    ----------        ----------
                                                 $     645,384     $     540,580
                                                    ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                               Three Months Ended
                                    March 31,
                                                        2002           2001
Revenues:

Interest income                                   $      10,047  $    10,329
Equity in earnings (loss) of Guarantors                      (7)         190

Total revenues                                           10,040       10,519
                                                      ---------     --------

Expenses:

General and administrative expenses                         227          289
Interest expense                                          9,825       10,263
                                                      ---------     --------
Total expenses                                           10,052       10,552
                                                      ---------     --------
Loss before income taxes                                    (12)         (33)

Income tax benefit                                           (5)         (14)

Loss before cumulative effect of accounting change           (7)         (19)

Cumulative effect of accounting change, net of tax          ---         (100)
                                                      ---------     --------
Net loss                                          $          (7) $      (119)
                                                      =========     =========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                      2002             2001

Cash flows from operating activities:
     Net loss                                    $         (7)    $       (119)
     Adjustments to reconcile net loss to net
         cash flow from operating activities:
     Equity in (earnings) loss of Guarantors                7              (20)
     Changes in assets and liabilities:
         Prepaid expenses and other assets             (9,945)         (10,328)
         Accrued liabilities                            9,826           10,263

     Net cash flows from operating activities            (119)            (204)

Cash flows from financing activities:
     Increase (decrease) in due to affiliates          94,985           (5,102)
     Restricted cash                                       (7)             ---
     Net cash flows from financing activities          94,978           (5,102)
                                                    ----------       ----------
Net change in cash                                     94,859           (5,306)

Cash at the beginning of period                         4,361            8,467

Cash at the end of period                        $     99,220     $      3,161
                                                    ==========       ==========
Supplemental disclosures:
     Interest paid                               $        ---     $        ---
                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                              ---------------------

1.  General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three-months ended March 31, 2002 and 2001 and cash flows for the three-months ended March 31, 2002 and 2001. The results of operations for the three-months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with current year classifications.

2.  Accounting Pronouncements:

On January 1, 2002, the Funding Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. The Funding Corporation's related amortization consists solely of its share of the goodwill amortization at the Guarantors, which has no income tax effect. Following is a reconciliation of net loss as originally reported for the quarters ended March 31, 2002 and 2001, to adjusted net loss (in thousands):

                                                           Three months
                                                          ended March 31,
                                                      2002             2001

         Reported net loss..........................$   (7)       $    (119)
         Goodwill amortization......................   ---               14
         Adjusted net loss..........................$   (7)       $    (105)

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Funding Corporation's adoption of SFAS No. 144 on January 1, 2002.

3.  Contingency:

Southern  California  Edison  ("Edison"),  a  wholly-owned  subsidiary of Edison
International,  is a  public  utility  primarily  engaged  in  the  business  of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

On June 20, 2001, the Guarantors' (excluding Salton Sea V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). On June 22, 2001 Edison made an initial $11.6 million payment to repay the past due balances under the Power Purchase
Agreements  (the  "stipulated  amounts").  On November 30, 2001,  the Settlement
Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $2.8 million of capacity bonus payments for the months from October 2001 through March 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Project entities will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay the contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $.8 million.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have  reviewed  the  accompanying  combined  balance  sheet of the Salton Sea
Guarantors as of March 31, 2002, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Salton Sea Guarantors as of December 31, 2001, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002 (March 1, 2002 as to Note 6), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 26, 2002

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)


                                                       March 31,    December 31,
                                                           2002           2001
                                                      (unaudited)
ASSETS
Accounts receivable, net of allowance of $3,268 and
    $9,829, respectively                             $     11,205  $      36,647
Prepaid expenses and other assets                           5,989          5,314
Total current assets                                       17,194         41,961

Due from affiliates                                         2,465            ---
Property, plant, contracts and equipment, net             542,042        543,719
Excess of cost over fair value of net assets
   acquired, net                                           44,270         44,270
                                                        ---------     ----------
                                                     $    605,971  $     629,950
                                                         ========      =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                     $        980  $       2,862
Accrued liabilities                                         6,920          9,414
Accrued interest                                            6,719          1,721
Current portion of long term debt                          20,487         20,487
Total current liabilities                                  35,106         34,484

Due to affiliates                                             ---         27,109
Senior secured project note                               246,412        246,412
                                                        ---------     ----------
    Total liabilities                                     281,518        308,005

Commitment and contingencies (Note 3)

Total Guarantors' equity                                  324,453        321,945
                                                        ---------     ----------
                                                     $    605,971  $     629,950
                                                        =========     ==========
   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)




                                                    Three Months Ended
                                                         March 31,
                                                 2002               2001
Revenues:

Sales of electricity                      $       23,405    $      32,130
Interest and other income                            430              ---

     Total revenues                               23,835           32,130
                                          --------------    -------------
Expenses:

Operating, general and administration             11,890           13,357
Depreciation and amortization                      4,275            4,370
Interest expense                                   5,162            5,490
Less capitalized interest                            ---           (1,692)

     Total expenses                               21,327           21,525

Income before cumulative effect of
          accounting change                        2,508           10,605

Cumulative effect of accounting change               ---           (8,743)
                                          --------------    -------------
Net income                                $        2,508    $       1,862
                                          ==============    =============

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                          Three Months Ended
                                                              March 31,
                                                          2002         2001
Cash flows from operating activities:
Net income                                             $  2,508    $    1,862
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Cumulative effect of change in accounting principle     ---         8,743
    Depreciation and amortization                         4,275         4,370
Changes in assets and liabilities:
    Accounts receivable                                  25,442       (18,292)
    Prepaid expenses and other assets                      (675)          774
    Accounts payable and accrued
    liabilities                                             622         7,037
                                                       --------    ---------
Net cash flows from operating activities                 32,172         4,494
                                                       --------     ---------
Cash flows from investing activities:
Capital expenditures                                     (2,598)       (2,676)
Decrease in restricted cash                                 ---            17
                                                       --------    ----------
Net cash flows from investing activities                 (2,598)       (2,659)
                                                       --------    ----------
Cash flows from financing activities:
Decrease in due to affiliates                           (29,574)       (1,835)
                                                       --------
Net cash flows from financing activities                (29,574)       (1,835)
                                                       --------
Net change in cash                                          ---           ---
Cash at beginning of period                                 ---           ---

Cash at end of period                                  $    ---    $      ---
                                                       ========    ==========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              --------------------

1.  General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified in order to conform with current year classification.

2.  Accounting Pronouncements:

On January 1, 2002, the Guarantors adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. The Guarantor's related amortization consists solely of goodwill amortization. Following is a reconciliation of net income as originally reported for the quarters ended March 31, 2002 and 2001, to adjusted net income (in thousands):

                                                           Three months
                                                          ended March 31,
                                                    2002             2001

         Reported net income................$      2,508   $       1,862
         Goodwill amortization...............        ---             326
         Adjusted net income.................$     2,508   $       2,188

The Guarantors' acquired intangible assets consists of power purchase contracts (the "contracts") with a cost of $7.9 million and accumulated amortization of $2.9 million at March 31, 2002, and are included in property, plant, contracts and equipment in the accompanying combined balance sheet. Amortization expense on the contracts was $.08 million for the three months ended March 31, 2002. The Guarantors expect amortization expense on the contracts to be $.2 million for the remainder of fiscal 2002 and $.3 million for each of the five succeeding fiscal years.

In accordance with the new standard, the Guarantors are continuing to evaluate the other provisions of the standard including the determination of reporting units, the allocation of corporate assets and liabilities, including goodwill, and the impairment testing of goodwill.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Guarantors' fiscal year beginning January 1, 2003. The Guarantors have not quantified the impact resulting from the adoption of this standard.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Guarantors' adoption of SFAS No. 144 on January 1, 2002.

3.  Contingency:

A.  Southern California Edison

Southern  California  Edison  ("Edison"),  a  wholly-owned  subsidiary of Edison
International,  is a  public  utility  primarily  engaged  in  the  business  of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $42.3 million owed under the power purchase agreements with certain Guarantors (excluding the Salton Sea V Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $6.8 million as of December 31, 2001.

On June 20, 2001, the Guarantors' (excluding the Salton Sea V Project) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). On June 22, 2001 Edison made an initial $4.1 million payment to repay the past due balances under the Power Purchase
Agreements  (the  "stipulated  amounts").  On November 30, 2001,  the Settlement
Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. The final payment of approximately $36.9 million, representing the remaining stipulated amounts, was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such, cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.0 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $.7 million of capacity bonus payments for the months from October 2001 through March 2002. On December 10, 2001 certain Guarantors (except the Salton Sea V Project) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Guarantors will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay these contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $.2 million.

B.  Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were not material.

4.  Change in Accounting Policy

Effective January 1, 2001, the Guarantors changed their accounting policy for overhaul and well workover costs. These costs, had historically been accounted for using the deferral method, and are now expensed as incurred. The Guarantors have recorded a cumulative effect of this change of approximately $8.7 million in the three months ended March 31, 2001.

5.  Related Party Transactions

On September 29, 2000, Salton Sea Power L.L.C. ("Salton Sea Power") entered into an agreement to sell all available power from the Salton Sea V Project to El Paso Merchant Energy Company ("EPME"). Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power entered into a Transaction Agreement to sell available power from the Salton Sea V Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power, EPME purchased all available power from the Salton Sea V Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, Salton Sea Power entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Guarantors totaled $2.0 million and $14.0 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, accounts receivable from EPME were $1.4 million and $11.8 million, respectively.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 2002, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Partnership Guarantors' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Partnership Guarantors as of December 31, 2001, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002 (March 1, 2002 as to Note 8A), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 26, 2002

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                              March 31,               December 31,
                                                                                 2002                      2001
(unaudited)
ASSETS
Cash                                                                      $      2,676             $           -
Accounts receivable, net of allowance of $1,399 and
    $14,925, respectively                                                       11,776                    59,384
Prepaid expenses and other assets                                               18,735                    19,358
Total current liabilities                                                       33,187                    78,742

Restricted cash                                                                 14,269                    21,282
Property, plant, contracts and equipment, net                                  640,038                   633,574
Management fee                                                                  69,739                    70,806
Due from affiliates                                                             56,158                    13,072
Excess of cost over fair value of net assets
  acquired, net                                                                120,866                   120,866
                                                                          ------------             -------------
                                                                          $    934,257             $     938,342
                                                                          ============             =============

LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                          $      2,024             $       5,480
Accrued liabilities                                                             11,784                    12,853
Accrued interest                                                                 6,299                     1,605
Current portion of long term debt                                                4,625                     4,625
Total current liabilities                                                       24,732                    24,563

Senior secured project notes                                                   244,117                   244,117
Deferred income taxes                                                          100,743                   102,083
                                                                          ------------             -------------
Total liabilities                                                              369,592                   370,763

Commitments and contingencies (Note 3)

Guarantors' equity:
Common stock                                                                         3                         3
Additional paid-in capital                                                     387,663                   387,663
Retained earnings                                                              176,999                   179,913
                                                                          ------------             -------------
Total Guarantors' equity                                                       564,665                   567,579
                                                                          ------------             -------------
                                                                          $    934,257             $     938,342
                                                                          ============             =============


   The accompanying notes are an integral part of these financial statements.


                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                              March 31,
                                                                    2002                 2001
Revenues:

Sales of electricity                                            $      22,199     $      23,494
Interest and other income                                                 536                35

Total revenues                                                         22,735            23,529
                                                                    ---------

Expenses:

Operating, general and
   administration                                                      18,286            14,394
Depreciation and amortization                                           6,787             5,081
Interest expense                                                        4,754             4,793
Less capitalized interest                                              (2,838)           (4,733)
                                                                                      ---------

Total expenses                                                         26,989            19,535
                                                                                      ---------

Income (loss) before income taxes                                      (4,254)            3,994

Provision for income tax expense (benefit)                             (1,340)            1,378

Income (loss) before cumulative effect of accounting
                change                                                 (2,914)            2,616

Cumulative effect of accounting change, net of tax                        ---            (8,254)
                                                                -------------     -------------

Net loss                                                        $      (2,914)    $      (5,638)
                                                                =============     ==============

   The accompanying notes are an integral part of these financial statements.

                                               PARTNERSHIP GUARANTORS
                                         COMBINED STATEMENTS OF CASH FLOWS
                                               (Dollars in Thousands)
                                                    (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                         2002            2001
Cash flows from operating activities:
Net loss                                            $   (2,914)     $   (5,638)
Adjustments to reconcile net loss to net
    cash flow from operating activities:
       Cumulative effect of change in accounting
          principle, net of tax                            ---           8,254
       Depreciation and amortization                     6,787           5,081
       Deferred income taxes                            (1,340)          1,378
Changes in assets and liabilities:
          Accounts receivable                           47,608         (21,111)
          Prepaid expenses and other assets                623          (4,016)
          Accounts payable and accrued
           liabilities                                     169          11,639
                                                    ----------      ----------
Net cash flows from operating activities                50,933          (4,413)
                                                    ----------      ----------
Cash flows from investing activities:
Capital expenditures                                   (12,542)         (6,299)
Decrease in restricted cash                              7,013             106
Management fee                                             358             819
                                                    ----------      ----------
Net cash flows from investing activities                (5,171)         (5,374)
                                                    ----------      ----------
Cash flows from financing activities:
Decrease (increase) in due from affiliates             (43,086)          9,787
                                                    ----------      ----------
Net cash flows from financing activities               (43,086)          9,787
                                                    ----------      ----------
Net change in cash                                       2,676             ---

Cash at beginning of period                                ---             ---
                                                    ----------      ----------
Cash at end of period                               $    2,676      $      ---
                                                    ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              --------------------

1.  General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three-months ended March 31, 2002 and 2001 and cash flows for the three-months ended March 31, 2002 and 2001. The results of operations for the three-months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

2.  Accounting Pronouncements:

On January 1, 2002, the Guarantors adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. The Guarantors' related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net loss as originally reported for the quarters ended March 31, 2002 and 2001, to adjusted net loss (in thousands):

                                                             Three months
                                                           ended March 31,
                                                        2002             2001

         Reported net loss...........................$(2,914)          $(5,638)
         Goodwill amortization.......................    ---               891
         Adjusted net loss...........................$(2,914)          $(4,747)

The following table summarizes the acquired intangible assets as of March 31, 2002 (in thousands):

                                 Gross Carrying         Accumulated
                                     Amount            Amortization

Amortized Intangible Assets:
  Power Purchase Contracts       $     123,002         $      95,716
  Patented Technology                   46,290                13,938
                                 -------------         -------------
        Total                    $     169,292         $     109,654
                                 =============         =============

Amortization expense on acquired intangible assets was $.9 million for the three months ended March 31, 2002. The Guarantors expect amortization expense on acquired intangible assets to be $2.6 million for the remainder of fiscal 2002 and $3.5 million for each of the five succeeding fiscal years.

In accordance with the new standard, the Guarantors are continuing to evaluate the other provisions of the standard including the determination of reporting units, the allocation of corporate assets and liabilities, including goodwill, and the impairment testing of goodwill.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Guarantors' fiscal year beginning January 1, 2003. The Guarantors have not quantified the impact resulting from the adoption of this standard.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Guarantors' adoption of SFAS No. 144 on January 1, 2002.

3.  Contingency:

A.  Southern California Edison

Southern  California  Edison  ("Edison"),  a  wholly-owned  subsidiary of Edison
International,  is a  public  utility  primarily  engaged  in  the  business  of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $76.9 million owed under the power purchase agreements with certain Guarantors (excluding the Turbo Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $14.1 million as of December 31, 2001.

On June 20, 2001, the Guarantors' (excluding the Turbo Project) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). On June 22, 2001 Edison made an initial $7.5 million payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. The final payment of approximately $67.7 million, representing the remaining stipulated amounts, was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Turbo Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $2.0 million of capacity bonus payments for the months from October 2001 through March 2002. On December 10, 2001 certain Guarantors (excluding the Turbo Project) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements.

The Guarantors will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay these contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $.6 million.

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

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were not material.

4.  Change in Accounting Policy

Effective January 1, 2001, the Guarantors changed their accounting policy for overhaul and well workover costs. These costs, had historically been accounted for using the deferral method, and are now expensed as incurred. The Guarantors have recorded a cumulative effect of this change of approximately $8.3 million, net of tax in the three months ended March 31, 2001.

5.  Related Party Transactions

On September 29, 2000, CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Turbo Project to EPME. Under the terms of the agreement, EPME purchased and sold available power on behalf of CE Turbo, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, the CE Turbo Project entered into a Transaction Agreement to sell available power from the Turbo Project to EPME. Under the terms of the agreement, at the option of CE Turbo, EPME purchased all available power from the Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, CE Turbo entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Company totaled $.4 million and $2.9 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, accounts receivable from EPME were $.2 million and $2.4 million, respectively.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of March 31, 2002, and the related statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Royalty LLC as of December 31, 2001, and the related statements of operations, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002 (March 1, 2002 as to Note 5), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 26, 2002

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)


                                                  March 31,         December 31,
                                                       2002             2001
                                                 (unaudited)
ASSETS
Prepaid expenses and other assets             $           26     $           31
Total current assets                                      26                 31

Royalty stream, net                                   14,651             14,865
Excess of cost over fair value of net assets
  acquired, net                                       30,464             30,464
Due from affiliates                                   36,530             33,940

                                              $       81,671     $       79,300
                                                  ==========         ==========


LIABILITIES AND EQUITY
Liabilities:
Accrued interest                              $          113     $           29
Current portion of long term debt                      3,460              3,460
Total current liabilities                              3,573              3,489

Senior secured project note                            1,147              1,147
                                                  ----------         ----------
    Total liabilities                                  4,720              4,636

Commitment and contingencies (Note 3)

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding               ---                ---
Additional paid-in capital                             1,561              1,561
Retained earnings                                     75,390             73,103
                                                  ----------         ----------
Total equity                                          76,951             74,664
                                                  ----------         ----------
                                               $      81,671      $      79,300
                                                  ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     Three Months Ended
                                          March 31,
                                   2002                2001
Revenues:
Royalty income                 $     3,682       $       3,463

Expenses:
Operating, general and
     administrative expenses         1,092                 879
Amortization                           214                 487
Interest expense                        89                 177
                                 ---------          ----------
Total expenses                       1,395               1,543
                                 ---------          ----------

Net income                     $     2,287       $       1,920
                                 =========          ==========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                       Three Months Ended
                                                             March 31,
                                                        2002             2001
Cash flows from operating activities:
Net income                                         $    2,287      $     1,920
Adjustments to reconcile net income to net
    cash flow from operating activities:
       Amortization                                       214              487
       Changes in assets and liabilities:
       Prepaid expenses and other assets                    5               13
       Accrued liabilities and deferred income taxes       84              164
Net cash flows from operating activities                2,590            2,584


Net cash flows from financing activities:
Increase in due from affiliates                        (2,590)          (2,584)
                                                     ---------       ---------
Net cash flows from financing activities               (2,590)          (2,584)

Net change in cash                                        ---              ---

Cash at beginning of period                               ---              ---
                                                    ---------
Cash at end of period                              $      ---       $      ---
                                                    =========        =========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

1.  General:

In the opinion of management of the Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

2.  Accounting Pronouncements:

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. The Company's amortization consists solely of goodwill amortization. Following is a reconciliation of net income as originally reported for the quarters ended March 31, 2002 and 2001, to adjusted net income (in thousands):

                                                      Three months
                                                     ended March 31,
                                                    2002          2001

         Reported net income.....................$ 2,287       $  1,920
         Goodwill amortization...................    ---            227
         Adjusted net income.....................$ 2,287       $  2,147

The Company's acquired intangible assets consist of the royalty stream with a cost of $60.7 million and accumulated amortization of $46 million at March 31, 2002. Amortization expense on the royalty stream was $0.2 million for the three months ended March 31, 2002. The Company expects amortization expense on the royalty stream to be $0.6 million for the remainder of fiscal 2002 and $0.9 million for each of the five succeeding fiscal years.

In accordance with the new standard, the Company is continuing to evaluate the other provisions of the standard including the determination of reporting units, the allocation of corporate assets and liabilities, including goodwill, and the impairment testing of goodwill.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No.143 is effective for the Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact resulting from the adoption of this standard.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Company's adoption of SFAS No. 144 on January 1, 2002.

3.  Contingency:

Southern  California  Edison  ("Edison"),  a  wholly-owned  subsidiary of Edison
International,  is a  public  utility  primarily  engaged  in  the  business  of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

On June 20, 2001, the Guarantors' (excluding the Salton Sea V and Turbo Projects) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). On June 22, 2001 Edison made an initial $11.6 million payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $2.8 million of capacity bonus payments for the months from October 2001 through March 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Guarantors will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay these contractual obligations, the Guarantors have established an allowance for doubtful accounts of $.8 million.

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        ---------------------------------

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the Salton Sea Funding Corporation's (the "Funding Corporation"), Salton Sea Guarantors', the Partnership Guarantors' and the Salton Sea Royalty LLC's (collectively, the "Guarantors") financial condition and results of operations during the periods included in the accompanying statements of operations.

Revenues:

The Salton Sea Guarantors' sales of electricity decreased to $23.4 million for the three months ended March 31, 2002 from $32.1 million for the same period in 2001, a 27.2% decrease. Sales of electricity for the three months ended March 31, 2002 included the impact of a $6.8 million reduction in the allowance for doubtful accounts. Sales of electricity for the three months ended March 31, 2001 included the impact of a $12.5 million increase in the allowance for doubtful accounts. Excluding the impact of the adjustments related to the allowance for doubtful accounts, sales of electricity decreased $28 million or 62% to $16.6 million for the three months ended March 31, 2002 from $44.6 million for the three months March 31, 2001. This decrease was primarily due to lower rates in 2002, partially offset by outages in 2001, which were more extensive compared to 2002.

The following data includes the aggregate capacity and electricity production of the Salton Sea Guarantors:

                                            Three Months Ended
                                                   March 31,
                                            2002             2001
Overall capacity factor                    89.3%             84.1%
Capacity (NMW) (average)                   168.4             168.4
kWh produced (in thousands)              324,800           305,800

The overall capacity factor for the Salton Sea Guarantors increased for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to outage timing.

The Partnership Guarantors' sales of electricity decreased to $22.2 million for the three months ended March 31, 2002 from $23.5 million for the same period in 2001, a 5.5% decrease. Sales of electricity for the three months ended March 31, 2002 included the impact of $14.1 million reduction in the allowance for doubtful accounts. Sales of electricity for the three months ended March 31, 2001 included the impact of a $28.9 million increase in the allowance for doubtful accounts. Excluding the impact of the adjustments related to the allowance for doubtful accounts, sales of electricity decreased $44.3 million or 85% to $8.1 million for the three months ended March 31, 2002 from $52.4 million for the three months March 31, 2001. This decrease was due to lower rates and decreased production from scheduled overhauls.

The following data includes the aggregate capacity and electricity production of the Partnership Guarantors:

                                                Three Months Ended
                                                      March 31,
                                              2002               2001
Overall capacity factor                       89.3%            101.3%
Capacity (NMW) (average)                        158               158
kWh produced (in thousands)                 306,000           345,700

The overall capacity factor for the Partnership Guarantors decreased for the three months ended March 31, 2002 compared to the same period in 2001 due to scheduled overhauls in 2002.

Edison's Average Avoided Cost of Energy was 2.9 cents per kilowatt-hour and 15.2 cents per kilowatt-hour for the three months ended March 31, 2002 and 2001, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. As a result of the Settlement Agreements, Edison has elected to pay the Guarantors (except Salton Sea Projects IV and V and the Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents/per kilowatt-hour in the first quarter 2002 and is scheduled to increase to 5.37 cents/per kilowatt hour effective May 1, 2002 through April 30, 2007.

The Royalty Guarantor revenue increased to $3.7 million for the three months ended March 31, 2002 from $3.5 million for the same period last year. The increase relates to additional royalties recognized on the past due interest payments from Edison.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $11.9 million for the three months ended March 31, 2002 from $13.4 for the same period in 2001. The decrease was due to lower royalty expenses resulting from lower revenues and lower brine disposal costs.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $18.3 million for the three months ended March 31, 2002 from $14.4 million for the same period in 2001. The increase was due to overhaul costs in 2002.

The Royalty Guarantors' operating expenses increased to $1.1 million for the three months ended March 31, 2002 from $0.9 million for the same period in 2001. This increase was due to higher royalty costs resulting from higher revenue.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization decreased to $4.3 million for the three months ended March 31, 2002 from $4.4 million for the same period of 2001, due to the discontinuation of goodwill amortization in 2002.

The Partnership Guarantors' depreciation and amortization increased to $6.8 million for the three months ended March 31, 2002 from $5.1 million for the same period in 2001. The increase was due primarily to the upgraded brine handling system, partially offset by the discontinuation of goodwill amortization in 2002 of $0.9 million.

The Royalty Guarantors' amortization decreased to $0.2 million for the three months ended March 31, 2002 compared to $0.5 million for the same period of 2001. The decrease was due primarily to the discontinuation of goodwill amortization in 2002 of $0.2 million.

Interest Expense:

The Salton Sea Guarantors' interest expense net of capitalized amounts, increased to $5.2 million for the three months ended March 31, 2002 from $3.8 million for the same period in 2001. The increase was due to lower capitalized interest on the minerals extraction process partially offset by reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $1.9 million for the three months ended March 31, 2002 from $0.1 million for the same period in 2001. The increase was due to reduced capitalized interest on the minerals extraction process.

The Royalty Guarantors' interest expense decreased to $0.1 million for the three months ended March 31, 2002 from $0.2 million from the same period in 2001. The decrease was due to reduced indebtedness.

Income Tax Provision:

The Partnership Guarantors income tax provision decreased to a benefit of $1.3 million for the three months ended March 31, 2002 from an expense of $1.4 million for the same period in 2001. This decrease was primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after operating expenses and debt service.

Cumulative Effect of Accounting Policy Change:

On January 1, 2001, the Guarantors changed their policy of accounting for the overhaul and well workover costs. These costs, which have historically been accounted for using the deferral method, are expensed as incurred. The Salton Sea Guarantors recorded a cumulative effect of $8.7 million. The Partnership Guarantors recorded a cumulative effect of $8.3 million, net of tax.

Net Income:

The Salton Sea Funding Corporation's net loss for the three months ended March 31, 2002 was not significant compared to a loss of $0.1 million for the same period in 2001. The net loss primarily represents interest income and expense, net of applicable tax, and the Salton Sea Funding Corporation's 1% equity in earnings (losses) of the Guarantors.

The Salton Sea Guarantors' net income increased to $2.5 million for the three months ended March 31, 2002 compared to $1.9 million for the same period of 2001.

The Partnership Guarantors' net loss decreased to $2.9 million for the three months ended March 31, 2002 compared to $5.6 million for the same period of 2001.

The Royalty Guarantors' net income increased to $2.3 million for the three months ended March 31, 2002 compared to $1.9 million for the same period of 2001.

Related Party Transactions

On September 29, 2000, Salton Sea Power L.L.C. ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V Project and Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 28, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and Turbo Project) ceased selling available power to EPME and resumed power sales to Edison.

Pursuant to these agreements, sales to EPME from the Company totaled $2.4 million and $16.9 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, accounts receivable from EPME were $1.6 million and $14.2 million, respectively.

Liquidity and Capital Resources

The Salton Sea Guarantors' cash flows from operating activities increased to $32.2 million for the three months ended March 31, 2002 from $4.5 million for the same period in 2001. The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The increase was primarily due to the receipt of past due balances from Edison.

The Partnership Guarantors' cash flows from operating activities increased to $50.9 million for the three months ended March 31, 2002 from from a net cash use of $4.4 million for the same period in 2001. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The increase was primarily due to the receipt of past due balances from Edison.

The Royalty Guarantors' cash flow from operations was $2.6 million for the periods ended March 31, 2002 and 2001. The Royalty Guarantors' only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects.

If Edison pays the projects, these payments, for each of the Guarantors, are expected to be sufficient to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

On June 20, 2001, the Guarantors' (excluding Salton Sea V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). On June 22, 2001 Edison made an initial $11.6 million payment to repay the past due balances under the Power Purchase
Agreements  (the  "stipulated  amounts").  On November 30, 2001,  the Settlement
Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $2.8 million of capacity bonus payments for the months from October 2001 through March 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Guarantors will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay the contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $.8 million.

The Salton Sea Guarantors' cash flow used in investing activities decreased to $2.6 million for the three months ended March 31, 2002 from $2.7 million for the same period in 2001. Capital expenditures are the primary component of investing activities.

The Partnership Guarantors' cash flow used in investing activities decreased to $5.2 million for the three months ended March 31, 2002 from $5.4 million for the same period in 2001. Capital expenditures are the primary component of investing activities.

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

Total project costs of the Zinc Recovery Project are expected to be approximately $217.9 million, net of payments for liquidated damages, which is being funded by $140.5 million of debt and the balance from equity contributions. The Zinc Recovery Project has incurred $165.0 million, net of payments for liquidated damages received, of such costs through March 31, 2002.

The Zinc Recovery Project was being constructed by Kvaerner pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, Minerals LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery EPC Contract, the Partnership Guarantors drew $29.6 million under the EPC Contract Letter of Credit on July 20, 2001. The Partnership Guarantors have entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

Salton Sea Funding Corporation's net cash flows provided from financing activities increased to $95.0 million for the three months ended March 31, 2002 from a net cash use of $5.1 million for the same period in 2001. Salton Sea Guarantors' net cash flows used in financing activities increased to $29.6 million from $1.8 million for the same period in 2001. Partnership Guarantors' net cash use in financing activities increased to $43.1 million for the three months ended March 31, 2002 from a net cash provided of $9.8 million for the same period in 2001. The changes in net cash flows from financing activities are primarily the result of the receipt of the past due balances from Edison. These receipts were deposited into cash accounts at Salton Sea Funding Corporation and are recorded as amounts due to the Salton Sea and Partnership Guarantors.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2002 and December 31, 2001, the Guarantors' environmental liabilities recorded on the balance sheet were not material.

Inflation

Inflation has not had a significant Impact on the Guarantors' cost structure.

Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

Contractual Obligations and Commercial Commitments

There have been no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 6 - Exhibits and Reports on Form 8-K.

(a)      Exhibits:

               Not applicable.

         (b)  Reports on Form 8-K:

               Current Report filed March 4, 2002, reporting of receipt of past due payments from Southern California Edison.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf and on behalf of the other registrants by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of May 2002.


                         SALTON SEA FUNDING CORPORATION


Date:  May 14, 2002                    /s/    Paul J. Leighton
                                       By:    Paul J. Leighton
                                              Secretary