Form 10-Q
period 2002-06-30
SALTON SEA FUNDING CORP; SALTON SEA MINERALS CORP; CE SALTON SEA INC; CE TURBO LLC; CALENERGY MINERALS LLC; SALTON SEA POWER LLC; VPC GEOTHERMAL LLC; ELMORE LP; DEL RANCH LP; LEATHERS L P
filed 2002-08-14
CIK 949149, 1087420, 1087419, 1087418, 1087417, 1087416, 1087415, 1017947, 1017946, 1017945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                          Commission File No. 33-95538

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

                                    Yes X No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on August 14, 2002.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                                  June 30, 2002
                                  _____________

                                 C O N T E N T S


                          PART I: FINANCIAL INFORMATION


Item 1.          Financial Statements                                      Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                               4

Balance Sheets, June 30, 2002 and December 31, 2001                           5

Statements of Operations for the Three and Six Months Ended
    June 30, 2002 and 2001                                                    6

Statements of Cash Flows for the Six Months Ended
    June 30, 2002 and 2001                                                    7

Notes to Financial Statements                                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                                              10

Combined Balance Sheets, June 30, 2002 and December 31, 2001                 11

Combined Statements of Operations for the Three and Six Months Ended
    June 30, 2002 and 2001                                                   12

Combined Statements of Cash Flows for the Six Months Ended
    June 30, 2002 and 2001                                                   13

Notes to Combined Financial Statements                                       14

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                              17

Combined Balance Sheets, June 30, 2002 and December 31, 2001                 18

Combined Statements of Operations for the Three and Six Months Ended
    June 30, 2002 and 2001                                                   19

Combined Statements of Cash Flows for the Six Months Ended
    June 30, 2002 and 2001                                                   20

Notes to Combined Financial Statements                                       21

SALTON SEA ROYALTY LLC

Independent Accountants' Report                                              25

Balance Sheets, June 30, 2002 and December 31, 2001                          26

Statements of Operations for the Three and Six Months Ended
    June 30, 2002 and 2001                                                   27

Statements of Cash Flows for the Six Months Ended
    June 30, 2002 and 2001                                                   28

Notes to Financial Statements                                                29

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               31


                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings                                           39
Item 2.          Changes in Securities                                       39
Item 3.          Defaults on Senior Securities                               39
Item 4.          Submission of Matters to a Vote of
                 Security Holders                                            39
Item 5.          Other Information                                           39
Item 6.          Exhibits and Reports on Form 8-K                            39

Signatures                                                                   40

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation (the "Company") as of June 30, 2002, and the related statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the related statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Funding Corporation as of December 31, 2001, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002 (March 1, 2002 as to
Note 4), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 2, 2002

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)


                                                                             June 30,                December 31,
                                                                                 2002                     2001
                                                                           (unaudited)
ASSETS
Cash                                                                    $        7,783            $        4,361
Restricted cash                                                                 35,964                     2,949
Accrued interest receivable and other assets                                     3,325                     3,351
Current portion of secured project notes
  from Guarantors                                                               28,329                    28,572
                                                                            __________                __________
Total current assets                                                            75,401                    39,233

Secured project notes from Guarantors                                          477,635                   491,678
Investment in 1% of net assets of
    Guarantors                                                                   9,630                     9,669
                                                                            __________                __________
Total assets                                                            $      562,666            $      540,580
                                                                            ==========                ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued interest                                                        $        3,188            $        3,333
Due to affiliates                                                               40,402                     3,899
Current portion of long term debt                                               28,329                    28,572
                                                                            __________                __________
Total current liabilities                                                       71,919                    35,804

Senior secured notes and bonds                                                 477,635                   491,678
                                                                            __________                __________
    Total liabilities                                                          549,554                   527,482

Commitments and contingencies (Note 3)

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                                              ---                       ---
Additional paid-in capital                                                       5,449                     5,366
Retained earnings                                                                7,663                     7,732
                                                                            __________                __________
    Total stockholder's equity                                                  13,112                    13,098
                                                                            __________                __________
    Total liabilities and stockholder's equity                           $     562,666             $     540,580
                                                                            ==========                ==========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                    Three Months Ended                   Six Months Ended
                                                           June 30,                           June 30,
                                                      2002              2001             2002             2001
Revenues:

Interest income                                 $     10,026       $   10,407         $  20,073        $  20,736
Equity in earnings (loss) of Guarantors                 (115)              (3)             (122)             187
                                                   _________         ________           _______          _______
Total revenues                                         9,911           10,404            19,951           20,923
                                                   _________         ________           _______          _______

Expenses:

General and administrative expenses                      219              174               446              463
Interest expense                                       9,797           10,230            19,622           20,493
                                                   _________         ________           _______          _______
Total expenses                                        10,016           10,404            20,068           20,956
                                                   _________         ________           _______          _______
Loss before income taxes                                (105)             ---              (117)             (33)
Income tax benefit                                       (43)             ---               (48)             (14)
                                                   _________         ________           _______          _______
Loss before cumulative effect
of accounting change                            $        (62)     $       ---        $      (69)     $       (19)

Cumulative effect of accounting
change, net of tax                                       ---              ---               ---             (100)
                                                   _________         ________           _______          _______

Net loss                                        $        (62)     $       ---         $     (69)        $   (119)
                                                   _________         ________           _______          _______


   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                          June 30,
                                                                   2002               2001
Cash flows from operating activities:
     Net loss                                                $        (69)    $       (119)
     Adjustments to reconcile net loss to net
         cash flow from operating activities:
     Equity in (earnings) loss of Guarantors. net of contributions    122             (187)
     Equity in cumulative effect of accounting change                 ---              100
     Changes in assets and liabilities:
         Prepaid expenses and other assets                             26               48
         Accrued liabilities                                         (145)            (129)
                                                              ___________       ___________
     Net cash flows from operating activities                         (66)            (287)
                                                              ___________       ___________
Cash flows from investing activities:
     Principal repayments of secured project
     notes from Guarantors                                         14,286           11,829
                                                              ___________       ___________
     Net cash flows from investing activities                      14,286           11,829
                                                              ___________       ___________
Cash flows from financing activities:
     Increase in due to affiliates                                 36,503           21,197
     Increase in restricted cash                                  (33,015)             ---
     Repayment of senior secured notes and bonds                  (14,286)         (11,830)
                                                              ___________       ___________
     Net cash flows from financing activities                     (10,798)           9,367
                                                               __________       __________
Net change in cash                                                  3,422           20,909

Cash at the beginning of period                                     4,361            8,467
                                                              ___________       ___________
Cash at the end of period                                    $      7,783     $     29,376
                                                               ==========       ==========
Supplemental disclosures:
     Interest paid                                           $     19,800     $     20,677
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                              _____________________

1.  General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six-months ended June 30, 2002 and 2001. The results of operations for the three and six-months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with current year classifications.

2.  Accounting Policies:

On January 1, 2002, the Funding Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting for acquired goodwill and other intangible assets and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Funding Corporation's related amortization consists solely of its share of the goodwill amortization at the Guarantors, which has no income tax effect. Following is a reconciliation of net loss as originally reported for the three and six-months ended June 30, 2002 and 2001, to adjusted net loss (in thousands):


                                      Three Months              Six months
                                     Ended June 30,           Ended June 30,
                                 2002           2001      2002             2001

 Reported net income (loss)  $     (62)      $    ---  $    (69)      $    (119)
 Goodwill amortization             ---             14       ---              29
                                ______          _____     _____           _____
 Adjusted net income (loss)  $     (62)      $     14  $    (69)      $     (90)
                                ======          =====     =====           =====

In accordance with SFAS No. 142, the Guarantors have determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. The results of the transitional impairment tests indicated potential goodwill impairment at the Salton Sea and Partnership Guarantors. The Guarantors will determine the potential impairment charge, if any, and record such charge in the financial statements no later than the period ending December 31, 2002. The impairment charge will be recorded as a cumulative effect of change in accounting as of January 1, 2002.

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

The payment was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation, LLC until the Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Project entities will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $1.3 million as of June 30, 2002.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of June 30, 2002, and the related combined statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the related statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 2, 2002

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                             June 30,              December 31,
                                                                               2002                    2001
                                                                           (unaudited)
ASSETS
Accounts receivable, net of allowance of $3,421 and
    $9,829, respectively                                                  $     16,526           $      36,647
Prepaid expenses and other assets                                                4,407                   5,314
                                                                          ____________           _____________
Total current assets                                                            20,933                  41,961

Property, plant, contracts and equipment, net                                  538,233                 543,719
Excess of cost over fair value of net assets
   acquired, net                                                                44,270                  44,270
                                                                          ____________           _____________
   Total assets                                                           $    603,436           $     629,950
                                                                          ============           =============


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                          $      1,508           $       2,862
Accrued liabilities                                                              6,640                   9,414
Accrued interest                                                                 1,604                   1,721
Current portion of long term debt                                               21,625                  20,487
                                                                          ____________           _____________
Total current liabilities                                                       31,377                  34,484

Due to affiliates                                                               24,771                  27,109
Senior secured project note                                                    235,034                 246,412
                                                                          ____________           _____________
    Total liabilities                                                          291,182                 308,005

Commitment and contingencies (Note 3)

Total Guarantors' equity                                                       312,254                 321,945
                                                                          ____________           _____________
Total liabilities and Guarantors' equity                                  $    603,436           $     629,950
                                                                          ============           =============

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                      2002            2001              2002              2001
                                                   _________        _________         _________        _________

Revenues:

Sales of electricity                            $     16,093     $     22,864      $     39,498     $     54,994
Interest and other income                                ---              977               430              977
                                                   _________        _________         _________        _________
Total revenues                                        16,093           23,841            39,928           55,971
                                                   _________        _________         _________        _________
Expenses:

Operating, general and
   administration                                     16,445           14,209            28,335           27,566
Depreciation and amortization                          6,690            4,640            10,965            9,010
Interest expense                                       5,157            5,814            10,319           11,304
Less capitalized interest                                ---              ---               ---           (1,692)
                                                   _________        _________         _________        _________

Total expenses                                        28,292           24,663            49,619           46,188
                                                   _________        _________         _________        _________
Income (loss) before cumulative
  effect of accounting change                        (12,199)            (822)           (9,691)           9,783

Cumulative effect of accounting change                   ---              ---               ---           (8,743)
                                                   _________        _________         _________        _________

Net income (loss)                               $    (12,199)    $       (822)      $    (9,691)    $      1,040
                                                   =========        =========         =========        =========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                     2002             2001
Cash flows from operating activities:
Net income (loss)                                          $        (9,691)   $       1,040
Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
    Cumulative effect of change in accounting principle                ---            8,743
    Depreciation and amortization                                   10,965            9,010
Changes in assets and liabilities:
    Accounts receivable                                             20,121           (2,825)
    Prepaid expenses and other assets                                  907           (5,070)
    Accounts payable and accrued liabilities                        (4,245)          (1,791)
                                                              ____________        _________
Net cash flows from operating activities                            18,057            9,107
                                                              ____________        _________
Capital expenditures                                                (5,479)          (3,315)
Decrease in restricted cash                                            ---               17
                                                              ____________       __________
Net cash flows from investing activities                            (5,479)          (3,298)
                                                              ____________       __________
Cash flows from financing activities:
Increase (decrease) in due to affiliates                            (2,338)           2,850
Repayment of senior secured project note                           (10,240)          (8,659)
                                                              ____________       __________
Net cash flows from financing activities                           (12,578)          (5,809)
                                                              ____________       __________
Net change in cash                                                     ---              ---
Cash at beginning of period                                            ---              ---
                                                              ____________       __________
Cash at end of period                                      $           ---    $         ---
                                                           ===============       ==========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              ____________________

1.  General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six-months ended June 30, 2002 and 2001 and cash flows for the six-months ended June 30, 2002 and 2001. The results of operations for the three-months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the combined financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified in order to conform with current year classification.

2.  Accounting Pronouncements:

Effective January 1, 2001, the Guarantors changed their accounting policy for overhaul and well workover costs. These costs, had historically been accounted for using the deferral method, and are now expensed as incurred. The Guarantors have recorded a cumulative effect of this change of approximately $8.7 million in the six months ended June 30, 2001.

On January 1, 2002, the Guarantors adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting for acquired goodwill and other intangible assets, and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Guarantor's related amortization consists solely of goodwill amortization. Following is a reconciliation of net income as originally reported for the three and six-months ended June 30, 2002 and 2001, to adjusted net income (loss) (in thousands):

                                    Three Months              Six months
                                  Ended June 30,              Ended June 30,
                                2002           2001      2002             2001

 Reported net income (loss) $ (12,199)        $ (822)  $ (9,691)      $   1,040
 Goodwill amortization            ---            326        ---             652
                                _____          _____      _____           _____
 Adjusted net income (loss) $ (12,199)        $ (496)  $ (9,691)      $   1,692
                                =====          =====      =====           =====

The Guarantors' acquired intangible assets consists of power purchase contracts (the "contracts") with a cost of $7.9 million and accumulated amortization of $3.0 million at June 30, 2002, and are included in property, plant, contracts and equipment in the accompanying combined balance sheet. Amortization expense on the contracts was $0.2 million for the six months ended June 30, 2002. The Guarantors expect amortization expense on the contracts to be $.2 million for the remainder of fiscal 2002 and $.3 million for each of the five succeeding fiscal years.

In accordance with SFAS No. 142, the Guarantors have determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. The results of the transitional impairment tests indicated potential goodwill impairment at the Guarantors. The Guarantors will determine the potential impairment charge, if any, and record such charge in the financial statements no later than the period ending December 31, 2002. The impairment charge will be recorded as a cumulative effect of change in accounting as of January 1, 2002.

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

The payment was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such, cash distributions are not available to CE Generation, LLC until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.0 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $1.1 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors (except the Salton Sea V Project) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase
Agreements. The Guarantors will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay these contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $.4 million.

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

Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of June 30, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were not material.

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

On March 27, 2001 and May 1, 2001, the Guarantors entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 28, 2001, the Guarantors (excluding the Salton Sea V Project) ceased selling available power to EPME and resumed power sales to Edison.

Pursuant to these agreements, sales to EPME from the Guarantors totaled $.7 million and $39.2 million for the three-months and $2.9 million and $48.8 million for the six-months ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and December 31, 2001, accounts receivable from EPME were $.4 million and $.8 million, respectively.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of June 30, 2002, and the related combined statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the related statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Partnership Guarantors' management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 2, 2002

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                               June 30,               December 31,
                                                                                 2002                     2001
                                                                             (unaudited)
ASSETS
Cash                                                                      $        269             $           -
Accounts receivable, net of allowance of $1,720 and
    $14,925, respectively                                                       19,485                    59,384
Prepaid expenses and other assets                                               17,458                    19,358
                                                                              ________                  ________
Total current assets                                                            37,212                    78,742

Restricted cash                                                                  5,331                    21,282
Property, plant, contracts and equipment, net                                  659,257                   633,574
Management fee, net                                                             69,056                    70,806
Due from affiliates                                                             48,784                    13,072
Excess of cost over fair value of net assets
  acquired, net                                                                120,866                   120,866
                                                                              ________                 _________
Total assets                                                              $    940,506             $     938,342
                                                                              ========                 =========


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                          $      2,029             $       5,480
Accrued liabilities                                                             18,054                    12,853
Accrued interest                                                                 1,556                     1,605
Current portion of long term debt                                                4,822                     4,625
                                                                              ________                 _________
Total current liabilities                                                       26,461                    24,563

Senior secured project notes                                                   241,607                   244,117
Deferred income taxes                                                          100,355                   102,083
                                                                              ________                 _________
Total liabilities                                                              368,423                   370,763

Commitments and contingencies (Note 3)

Guarantors' equity:
Common stock                                                                         3                         3
Additional paid-in capital                                                     395,925                   387,663
Retained earnings                                                              176,155                   179,913
                                                                              ________                 _________
Total Guarantors' equity                                                       572,083                   567,579
                                                                              ________                 _________
Total liabilities and Guarantors' equity                                  $    940,506              $    938,342
                                                                              ========                 =========


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                      2002             2001             2002            2001
                                                   _________        _________         _________        _________
Revenues:

Sales of electricity                             $    20,296       $   20,076       $    42,495        $  43,570
Interest and other income                                129              905               665              940
                                                   _________        _________         _________        _________
Total revenues                                        20,425           20,981            43,160           44,510
                                                   _________        _________         _________        _________
Expenses:

Operating, general and
   administration                                     14,419           12,278            32,705           26,672
Depreciation and amortization                          5,365            6,937            12,152           12,018
Interest expense                                       4,782            4,829             9,536            9,622
Less capitalized interest                             (2,910)          (2,750)           (5,748)          (7,483)
                                                   _________        _________         _________        _________

Total expenses                                        21,656           21,294            48,645           40,829
                                                   _________        _________         _________        _________
Income (loss) before income taxes                     (1,231)            (313)           (5,485)           3,681
Provision (benefit) for income taxes                    (387)            (109)           (1,727)           1,269
                                                   _________        _________         _________        _________

Income (loss) before cumulative
  effect of accounting change                           (844)            (204)           (3,758)           2,412

Cumulative effect of accounting
  change, net of tax                                     ---              ---               ---           (8,254)
                                                   _________        _________         _________        _________
Net loss                                          $     (844)        $   (204)       $   (3,758)     $    (5,842)
                                                   =========        =========        ==========        =========


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                       2002               2001
Cash flows from operating activities:
Net loss                                                                        $       (3,758)    $      (5,842)
Adjustments to reconcile net loss to net
    cash flow from operating activities:
       Cumulative effect of change in accounting principle, net of tax                     ---             8,254
       Depreciation and amortization                                                    12,152            12,018
       Deferred income taxes                                                            (1,728)            1,269
Changes in assets and liabilities:
          Accounts receivable                                                           39,899           (17,054)
          Prepaid expenses and other assets                                              1,096            (4,073)
          Accounts payable and accrued
           liabilities                                                                   1,701             3,493
                                                                                ______________     _____________
Net cash flows from operating activities                                                49,362            (1,935)
                                                                                ______________     _____________
Cash flows from investing activities:
Capital expenditures                                                                   (12,393)           (7,751)
Capital expenditures - construction                                                    (22,793)          (11,259)
Decrease in restricted cash                                                             15,951               106
Management fee                                                                             333               741
                                                                                ______________     _____________
Net cash flows from investing activities                                               (18,902)          (18,163)
                                                                                ______________     _____________
Cash flows from financing activities:
Repayments of senior secured project notes                                              (2,313)             (954)
Decrease (increase) in due from affiliates                                             (36,140)           21,052
Equity contribution                                                                      8,262               ---

Net cash flows from financing activities                                               (30,191)           20,098
                                                                                ______________     _____________
Net change in cash                                                                         269               ---

Cash at beginning of period                                                                ---               ---
                                                                                ______________     _____________
Cash at end of period                                                           $          269     $         ---
                                                                                ==============     =============


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                              ____________________

1.  General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six-months ended June 30, 2002 and 2001 and cash flows for the six-months ended June 30, 2002 and 2001. The results of operations for the three and six-months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the combined financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

2.  Accounting Policies:

Effective January 1, 2001, the Guarantors changed their accounting policy for overhaul and well workover costs. These costs, had historically been accounted for using the deferral method, and are now expensed as incurred. The Guarantors have recorded a cumulative effect of this change of approximately $8.3 million, net of tax in the six months ended June 30, 2001.

On January 1, 2002, the Guarantors adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting for acquired goodwill and other intangible assets and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Guarantors' related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net loss as originally reported for the three and six-months ended June 30, 2002 and 2001, to adjusted net income (loss) (in thousands):

                                    Three Months               Six Months
                                    Ended June 30,            Ended June 30,
                                 2002        2001       2002          2001

 Reported net income (loss)  $    (844)   $   (204)  $  (3,758)   $  (5,842)
 Goodwill amortization             ---         891         ---        1,782
                                 _____      ______       _____        _____
 Adjusted net income (loss)  $    (844)   $    687   $  (3,758)   $  (4,060)
                                 =====      ======       =====        =====

The following table summarizes the acquired intangible assets as of June 30, 2002 (in thousands):

                                Gross Carrying                  Accumulated
                                    Amount                      Amortization
                                ______________                  ____________
Amortized Intangible Assets:
  Power Purchase Contracts      $  123,002                      $   96,110
  Patented Technology               46,290                          14,421
                                ______________                  ____________
    Total                       $  169,292                      $  110,531
                                ==============                  ============

Amortization expense on acquired intangible assets was $1.8 million for the six-months ended June 30, 2002. The Guarantors expect amortization expense on acquired intangible assets to be $1.8 million for the remainder of fiscal 2002 and $3.5 million for each of the five succeeding fiscal years.

In accordance with SFAS No. 142, the Guarantors have determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. The results of the transitional impairment tests indicated potential goodwill impairment at the Guarantors. The Guarantors will determine the potential impairment charge, if any, and record such charge in the financial statements no later than the period ending December 31, 2002. The impairment charge will be recorded as a cumulative effect of change in accounting as of January 1, 2002.

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

The payment was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Turbo Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $2.7 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors (excluding the Turbo Project) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase
Agreements. The Guarantors will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay these contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $.9 million.

B.  Minerals

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering,
procure,   construct  and  manage  contract  (the  "Zinc  Recovery  Project  EPC
Contract"). On June 14, 2001, Minerals LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's default under the Zinc Recovery EPC Contract, the Guarantors drew $29.6 million under the EPC Contract Letter of Credit ("LOC") on July 20, 2001 and claimed the retainage and balance of the contract price. The LOC draw, retainage and balance of the contract price have been accounted for as a reduction of the capitalized costs of the project. The Guarantors have entered into a time and materials engineering, procurement and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

On July 11, 2001, Kvaerner filed an Amended Demand For Arbitration against Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

On August 7, 2001, Minerals LLC filed an Answering Statement and Counterclaim against Kvaerner. Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the balance of the contract price, the retainage and by drawing on the LOC.

On May 23, 2002, Minerals LLC and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, Minerals retained the amounts drawn under the LOC, the EPC retainage amounts and the EPC contract balance and will pay to Kvaerner three equal installments of $2.25 million payable in January of 2003, 2004 and 2005.

C.  Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of June 30, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were not material.

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

Pursuant to these agreements, sales to EPME from the Company totaled $.2 million and $30.8 million for the three-months and $.6 million and $49.5 million for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and December 31, 2001, accounts receivable from EPME were $.5 million and $.1 million, respectively.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of June 30, 2002, and the related statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the related statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 2, 2002

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)

                                                                              June 30,               December 31,
                                                                                2002                     2001
                                                                            (unaudited)
ASSETS
Prepaid expenses and other assets                                        $           22           $           31
                                                                             __________               __________
Total current assets                                                                 22                       31

Royalty stream, net                                                              14,438                   14,865
Excess of cost over fair value of net assets
  acquired, net                                                                  30,464                   30,464
Due from affiliates                                                              36,647                   33,940
                                                                             __________               __________
Total assets                                                             $       81,571           $       79,300
                                                                             ==========               ==========
LIABILITIES AND EQUITY
Liabilities:
Accrued interest                                                         $           17           $           29
Current portion of long term debt                                                 1,882                    3,460
                                                                             __________               __________
Total current liabilities                                                         1,899                    3,489

Senior secured project note                                                         995                    1,147
                                                                             __________               __________
    Total liabilities                                                             2,894                    4,636

Commitment and contingencies (Note 3)

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding                                          ---                      ---
Additional paid-in capital                                                        1,561                    1,561
Retained earnings                                                                77,116                   73,103
                                                                             __________               __________
Total equity                                                                     78,677                   74,664
                                                                             __________               __________
Total liabilities and equity                                              $      81,571            $      79,300
                                                                             ==========               ==========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                     2002              2001             2002             2001
                                                   _________        _________         _________        _________

Revenues:
Royalty income                                     $   2,532        $   2,376         $   6,214        $   5,839

Expenses:
Operating, general and
   administrative expenses                               533              650             1,625            1,529
Amortization of royalty stream
   and goodwill                                          213              488               427              975
Interest expense                                          60              166               149              343
                                                   _________         ________        __________         ________
Total expenses                                           806            1,304             2,201            2,847
                                                   _________         ________        __________         ________
Net income                                         $   1,726         $  1,072        $    4,013         $  2,992
                                                   =========         ========        ==========         ========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                    2002           2001
Cash flows from operating activities:
Net income                                  $       4,013    $       2,992
Adjustments to reconcile net income to net
    cash flow from operating activities:
       Amortization                                   427              975
       Changes in assets and liabilities:
       Prepaid expenses and other assets                9               26
       Accrued liabilities                            (12)             (16)
                                                _________       __________
Net cash flows from operating activities            4,437            3,977
                                                _________       __________

Net cash flows from financing activities:
Increase in due from affiliates                    (2,707)          (1,760)
Repayment of senior secured project note           (1,730)          (2,217)
                                                _________       __________
Net cash flows from financing activities           (4,437)          (3,977)

Net change in cash                                    ---              ---

Cash at beginning of period                           ---              ---
                                                _________       __________
Cash at end of period                       $         ---    $         ---
                                                =========       ==========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                          NOTES TO FINANCIAL STATEMENTS
                              ____________________

1.  General:

In the opinion of management of Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six-months ended June 30, 2002 and 2001 and cash flows for the six-months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

2.  Accounting Policies:

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting for acquired goodwill and other intangible assets and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Company's related amortization consists soley of goodwill amortization. Following is a reconciliation of net income as originally reported for the three and six-months ended June 30, 2002 and 2001, to adjusted net income (in thousands):

                                Three Months               Six Months
                               Ended June 30,            Ended June 30,
                             2002           2001     2002             2001

 Reported net income     $   1,726        $ 1,072  $  4,013       $   2,992
 Goodwill amortization         ---            227       ---             454
                          ________         ______   _______         _______
 Adjusted net income     $   1,726       $  1,299  $  4,013       $   3,446
                          ========         ======   =======         =======

The Company's acquired intangible assets consist of the royalty stream with a cost of $60.5 million and accumulated amortization of $46 million at June 30, 2002. Amortization expense on the royalty stream was $0.4 million for the six-months ended June 30, 2002. The Company expects amortization expense on the royalty stream to be $0.4 million for the remainder of fiscal 2002 and $0.9 million for each of the five succeeding fiscal years.

In accordance with SFAS No. 142, the Company has determined its reporting units and completed the transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. No impairment was indicated as a result of the transitional impairment test.

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

The payment was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

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

                       THE SALTON SEA FUNDING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        _________________________________

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Combined Financial Statements and accompanying notes. Note 2 to the Combined Financial Statements in the Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Combined Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Combined Financial Statements.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Guarantors' assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Guarantors' historical experience, estimates of the recoverability of amounts due could be adversely affected.

Impairment of Long-Lived Assets

The Guarantors' long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets with useful lives, which range from 3 to 40 years. The Guarantors believe the useful lives of its long-lived assets are reasonable. The Guarantors evaluate goodwill impairment on an annual basis. The Guarantors evaluate the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could affect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Guarantors expect to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value which is based on discounted estimated cash flows from the future use of the asset.

The estimated cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Guarantors would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the assets, management's plans, the determination of the useful life of the assets and technology change in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations.

In accordance with SFAS No. 142, the Guarantors have determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. The results of the transitional impairment tests indicated potential goodwill impairment at the Salton Sea and Partnership Guarantors. The Guarantors will determine the potential impairment charge, if any, and record such charge in the financial statements no later than the period ending December 31, 2002. The impairment charge will be recorded as a cumulative effect of change in accounting as of January 1, 2002.

Contingent Liabilities

The Guarantors are subject to the possibility of various loss contingencies, including tax, legal and environmental, arising in the ordinary course of business. The Guarantors consider the likelihood of the loss or the incurrence of a liability as well as the ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Guarantors regularly evaluate current information available to determine whether such accruals should be adjusted.

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

Revenues:

The Salton Sea Guarantors' sales of electricity decreased to $16.1 million for the three months ended June 30, 2002 from $22.9 million for the same period in 2001, a 29.7% decrease. This decrease was due to lower production and rates in 2002, and a $.9 million write-off related to prior year accounts receivables. For the six months ended June 30, 2002 sales of electricity decreased to $39.5 million from $55.0 million for the same period in 2001, a 28.2% decrease. Sales of electricity for the six-months ended June 30, 2002 included the impact of a $6.8 million reduction in the allowance for doubtful accounts. Sales of electricity for the six months ended June 30, 2001 included the impact of a $12.5 million increase in the allowance for doubtful accounts. Excluding the impact of the adjustments related to the allowance for doubtful accounts, sales of electricity decreased $34.3 million or 51.2% to $32.7 million for the six months ended June 30, 2002 from $67.0 million for the six-months June 30, 2001. This decrease was primarily due to lower rates and production in 2002.

The following data includes the aggregate capacity and electricity production of the Salton Sea Guarantors:

                                  Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                    2002         2001       2002            2001

Overall capacity factor             63.2%       75.8%      76.2%           79.9%
Capacity (NMW) (average)            168.4       168.4      168.4           168.4
kWh produced (in thousands)       232,400     278,900    557,200         584,700

The overall capacity factor for the Salton Sea Guarantors decreased for the three and six months ended June 30, 2002 compared to the same period in 2001 primarily due to overhauls and other maintenance. The 2002 overhauls include an uncontrollable force event at the Salton Sea II Project. Salton Sea II's 10 MW turbine went out of service on March 25th and is expected to be placed back into service in December. The Guarantors expect to collect lost revenues under the Salton Sea II PPA and through insurance coverage excluding deductibles.

The Partnership Guarantors' sales of electricity increased to $20.3 million for the three months ended June 30, 2002 from $20.1 million for the same period in 2001, a 1.0% increase. This increase was due to higher production offset by lower rates in 2002 and a write off related to prior year accounts receivable. For the six-months ended June 30, 2002 sales of electricity decreased to $42.5 million from $43.6 million for the same period in 2001, a 2.5% decrease. Sales of electricity for the six months ended June 30, 2002 included the impact of $14.1 million reduction in the allowance for doubtful accounts. Sales of electricity for the six months ended June 30, 2001 included the impact of a $28.9 million increase in the allowance for doubtful accounts. Excluding the impact of the adjustments related to the allowance for doubtful accounts, sales of electricity decreased $44.1 million or 60.8% to $28.4 million for the six months ended June 30, 2002 from $72.5 million for the six months ended June 30, 2001. This decrease was due to lower rates and decreased production from scheduled overhauls.

The following data includes the aggregate capacity and electricity production of the Partnership Guarantors:

                                                          Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                         2002              2001           2002             2001

Overall capacity factor                                 106.8%             99.4%          98.3%          100.3%
Capacity (NMW) (average)                                   158               158            158             158
kWh produced (in thousands)                            368,600           342,900        674,602         688,602

The overall capacity factor for the Partnership Guarantors increased for the three months ended June 30, 2002 compared to the same period in 2001 due to higher plant availability. The decrease for the six months ended June 30, 2002 compared to 2001 was due to scheduled overhauls in 2002.

As a result of the Settlement Agreements, Edison has elected to pay the Guarantors (except Salton Sea Projects IV and V and the Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents/per kilowatt-hour from January through April 30, 2002 and increased to 5.37 cents/per kilowatt hour effective May 1, 2002 through April 30, 2007. Edison's Average Avoided Cost of Energy was 8.1 cents per kilowatt-hour for the three months and 11.6 cents per kilowatt-hour for the six-months ended June 30, 2001, respectively.

The Royalty Guarantor revenue increased to $2.5 million for the three months ended June 30, 2002 from $2.4 million for the same period last year. The increase relates to higher royalties based on higher revenue at the Partnership Guarantor. For the six months ended June 30, 2002 revenue increased to $6.2 million from $5.8 million for the same period in 2001. The increase relates to additional royalties recognized on the past due interest payments from Edison.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $16.4 million for the three months ended June 30, 2002 from $14.2 million for the same period in 2001. For the six months ended June 30, 2002 operating expenses increased to $28.3 million from $27.6 million for the same period in 2001. The increases were due to higher costs from an overhaul offset by lower royalty expenses of approximately $.5 million resulting from lower revenues.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $14.4 million for the three months ended June 30, 2002 from $12.3 million for the same period in 2001. For the six months ended June 30, 2002 operating expenses increased to $32.7 million from $26.7 million for the same period in 2001. The increases were due to higher overhaul costs in 2002.

The Royalty Guarantors' operating expenses decreased to $.5 million for the three months ended June 30, 2002, from $.7 million for the same period in 2001. For the six months ended June 30, 2002 operating expenses increased to $1.6 million from $1.5 million for the same period in 2001. This increase was due to higher royalty costs resulting from higher revenue.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $6.7 million for the three months ended June 30, 2002 from $4.6 million for the same period of 2001. For the six months ended June 30, 2002 depreciation and amortization increased to $11.0 million from $9.0 million for the same period in 2001. These increases were due to significant capital additions and the write off of an abandoned project, partially offset by the discontinuation of goodwill amortization in 2002 of $ 0.7 million.

The Partnership Guarantors' depreciation and amortization decreased to $5.4 million for the three months ended June 30, 2002 from $6.9 million for the same period in 2001. The decrease was due to the discontinuation of goodwill amortization in 2002 of $.9 million. For the six months ended June 30, 2002 depreciation and amortization increased to $12.2 million from $12.0 million for the same period in 2001. The increase was due primarily to capital additions, partially offset by the discontinuation of goodwill amortization in 2002 of $1.8 million.

The Royalty Guarantors' amortization decreased to $0.2 million for the three months ended June 30, 2002 compared to $.5 million for the same period of 2001. For the six months ended June 30, 2002, amortization decreased to $.4 million from $1.0 million for the same period in 2001. The decreases were due to the discontinuation of goodwill amortization in 2002.

Interest Expense:

The Salton Sea Guarantors' interest expense, decreased to $5.2 million for the three months ended June 30, 2002 from $5.8 million for the same period in 2001. The decrease was due to reduced indebtedness. For the six months ended June 30, 2002 interest expense, net of capitalized amounts, amounts increased to $10.3 million from $9.6 million for the same period in 2001. The increase was due to the discontinuation of capitalized interest on the minerals extraction process partially offset by reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $1.9 million for the three months ended June 30, 2002 from $2.1 million for the same period in 2001. The decrease was due to reduced indebtedness. For the six months ended June 30, 2002 interest expense, net of capitalized amounts, increased to $3.8 million from $2.1 million for the same period in 2001. The increase was due to discontinuation of capitalized interest on the minerals extraction process.

The Royalty Guarantors' interest expense decreased to $0.1 million for the three months ended June 30, 2002 from $0.2 million from the same period in 2001. For the six months ended June 30, 2002 interest expense decreased to $.2 million from $.3 million from the same period in 2001. The decrease was due to reduced indebtedness.

Income Tax Provision:

The Partnership Guarantors' income tax benefit increased to $.4 million for the three months ended June 30, 2002 from a benefit of $.1 million for the same period in 2001. For the six months ended June 30, 2002 the income tax provision decreased to a benefit of $1.7 million from an expense of $1.3 million for the same period in 2001. This decrease was primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after operating expenses and debt service. The effective tax rate was 31.5% and 34.5% for the six months ended June 30, 2002 and 2001, respectively.

Cumulative Effect of Accounting Policy Change:

On January 1, 2001, the Guarantors changed their policy of accounting for the overhaul and well workover costs. These costs, which have historically been accounted for using the deferral method, are expensed as incurred. The Salton Sea Guarantors recorded a cumulative effect of $8.7 million. The Partnership Guarantors recorded a cumulative effect of $8.3 million, net of tax of $4.3 million.

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

Pursuant to these agreements, sales to EPME from the Company totaled $.9 million and $70.1 million for the three months and $3.5 million and $98.3 million for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and December 31, 2001, accounts receivable from EPME were $.5 million and $.9 million, respectively.

Liquidity and Capital Resources

The Salton Sea Guarantors' cash flows from operating activities increased to $18.1 million for the six months ended June 30, 2002 from $9.1 million for the same period in 2001. The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The increase was primarily due to the receipt of past due balances from Edison offset by lower revenues and higher operation and maintenance payments in 2002.

The Partnership Guarantors' cash flows from operating activities increased to $49.4 million for the six months ended June 30, 2002 from a net cash use of $1.9 million for the same period in 2001. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The increase was primarily due to the receipt of past due balances from Edison.

The Royalty Guarantors' cash flow from operations was $4.4 million for the six months ended June 30, 2002 from $4.0 million for the same period in 2001. The Royalty Guarantors' only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects.

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

The payment was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

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

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Guarantors are vigorously pursuing collection of the capacity bonus payments. However, due to Edison's failure to pay the contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $1.3 million.

The Salton Sea Guarantors' cash flow used in investing activities increased to $5.5 million for the six months ended June 30, 2002 from $3.3 million for the same period in 2001. Capital expenditures are the primary component of investing activities.

The Partnership Guarantors' cash flow used in investing activities increased to $18.9 million for the six months ended June 30, 2002 from $18.2 million for the same period in 2001. Capital expenditures are the primary component of investing activities.

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

Total project costs of the Zinc Recovery Project are expected to be approximately $217.9 million, net of funds received in connection with the settlement of disputes with Kvaerner U.S. Inc (Kvaerner), which is being funded by $140.5 million of debt and the balance from equity contributions. The Zinc Recovery Project has incurred $187.0 million, net of the funds received in connection with the settlement with Kvaerner, of such costs through June 30, 2002.

The Zinc Recovery Project was being constructed by Kvaerner pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, Minerals LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's default under the Zinc Recovery EPC Contract, the Partnership Guarantors claimed the balance of the contract price, the retainage and drew $29.6 million under the EPC Contract Letter of Credit on July 20, 2001. The Partnership Guarantors have entered into a time and materials reimbursable engineering, procurement and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

Salton Sea Funding Corporation's net cash flows from financing activities decreased to a net cash use of $10.8 million for the six months ended June 30, 2002 from a net cash flow of $9.4 million for the same period in 2001. Salton Sea Guarantors' net cash flows used in financing activities increased to $12.6 million from $5.8 million for the same period in 2001. Partnership Guarantors' net cash used in financing activities increased to $30.2 million for the six months ended June 30, 2002 from a net cash provided of $20.1 million for the same period in 2001. The changes in net cash flows from financing activities are primarily the result of the funding of the debt service reserve fund and debt repayments. These receipts were deposited into cash accounts at Salton Sea Funding Corporation and are recorded as amounts due to the Salton Sea and Partnership Guarantors.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of June 30, 2002 and December 31, 2001, the Guarantors' environmental liabilities recorded on the balance sheet were not material.

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


                                   SALTON SEA FUNDING CORPORATION


Date:  August 14, 2002             /s/    Joseph M. Lillo
                                   By:    Joseph M. Lillo
                                          Vice President and Controller