Form 10-Q
period 2002-09-30
SALTON SEA FUNDING CORP; CALENERGY OPERATING CORP; SALTON SEA MINERALS CORP; CE SALTON SEA INC; CE TURBO LLC; CALENERGY MINERALS LLC; SALTON SEA POWER LLC; VPC GEOTHERMAL LLC; ELMORE LP; SALTON SEA BRINE PROCESSING L P
filed 2002-11-14
CIK 949149, 1087421, 1087420, 1087419, 1087418, 1087417, 1087416, 1087415, 1017947, 949256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                          Commission File No. 33-95538

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

                                    Yes X No

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of Common Stock were outstanding on November 14, 2002.

                         SALTON SEA FUNDING CORPORATION

                                    Form 10-Q

                               September 30, 2002
                                  _____________

                                 C O N T E N T S


                          PART I: FINANCIAL INFORMATION


Item 1.          Financial Statements                                      Page

SALTON SEA FUNDING CORPORATION

Independent Accountants' Report                                               4

Balance Sheets, September 30, 2002 and December 31, 2001                      5

Statements of Operations for the Three and Nine Months Ended
    September 30, 2002 and 2001                                               6

Statements of Cash Flows for the Nine Months Ended
    September 30, 2002 and 2001                                               7

Notes to Financial Statements                                                 8

SALTON SEA GUARANTORS

Independent Accountants' Report                                              10

Combined Balance Sheets, September 30, 2002 and December 31, 2001            11

Combined Statements of Operations for the Three and Nine Months Ended
    September 30, 2002 and 2001                                              12

Combined Statements of Cash Flows for the Nine Months Ended
    September 30, 2002 and 2001                                              13

Notes to Combined Financial Statements                                       14

PARTNERSHIP GUARANTORS

Independent Accountants' Report                                              17

Combined Balance Sheets, September 30, 2002 and December 31, 2001            18

Combined Statements of Operations for the Three and Nine Months Ended
    September 30, 2002 and 2001                                              19

Combined Statements of Cash Flows for the Nine Months Ended
    September 30, 2002 and 2001                                              20

Notes to Combined Financial Statements                                       21

SALTON SEA ROYALTY LLC

Independent Accountants' Report                                              25

Balance Sheets, September 30, 2002 and December 31, 2001                     26

Statements of Operations for the Three and Nine Months Ended
    September 30, 2002 and 2001                                              27

Statements of Cash Flows for the Nine Months Ended
    September 30, 2002 and 2001                                              28

Notes to Financial Statements                                                29

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               31
Item 4           Internal Controls and Procedures                            39


                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings                                           40
Item 2.          Changes in Securities                                       40
Item 3.          Defaults on Senior Securities                               40
Item 4.          Submission of Matters to a Vote of
                 Security Holders                                            40
Item 5.          Other Information                                           40
Item 6.          Exhibits and Reports on Form 8-K                            40

Signatures                                                                   41

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Funding Corporation (the "Company") as of September 30, 2002, and the related statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 8, 2002

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)



                                                 September 30,      December 31,
                                                     2002               2001
                                                 (unaudited)
ASSETS
Cash                                          $       15,090      $        4,361
Restricted cash                                       36,123               2,949
Accrued interest receivable and other assets          12,956               3,351
Current portion of secured project notes
  from Guarantors                                     28,329              28,572
                                                ------------         -----------
Total current assets                                  92,498              39,233

Secured project notes from Guarantors                477,635             491,678
Investment in 1% of net assets of
    Guarantors                                         9,901               9,669
                                                ------------         -----------
Total assets                                  $      580,034      $      540,580
                                                ============         ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accrued interest                              $       12,867      $        3,333
Due to affiliates                                     47,784               3,899
Current portion of long term debt                     28,329              28,572
                                                ------------         -----------
Total current liabilities                             88,980              35,804

Senior secured notes and bonds                       477,635             491,678
                                                ------------         -----------
    Total liabilities                                566,615             527,482

Commitments and contingencies (Note 3)

Stockholder's equity:
Common stock--authorized 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares                    ---                 ---
Additional paid-in capital                             5,564               5,366
Retained earnings                                      7,855               7,732
                                                ------------         -----------
    Total stockholder's equity                        13,419              13,098
                                                ------------         -----------
    Total liabilities and stockholder's equity$      580,034       $     540,580
                                                ============         ===========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                                       2002            2001              2002              2001
Revenues:

Interest income                                 $     9,984       $    10,753       $    30,057        $  31,489
Equity in earnings of Guarantors                        156                22                34              209
                                                -----------       -----------       -----------        ---------
Total revenues                                       10,140            10,775            30,091           31,698
                                                -----------       -----------       -----------        ---------

General and administrative expenses                     135               283               581              746
Interest expense                                      9,679            10,183            29,301           30,676
                                                -----------       -----------       -----------        ---------
Total expenses                                        9,814            10,466            29,882           31,422
                                                -----------       -----------       -----------        ---------
Income before income taxes                              326               309               209              276
Provision for income taxes                              134               128                86              114

                                                -----------       -----------       -----------        ---------
Income before cumulative effect
of accounting change                                    192               181               123              162

Cumulative effect of accounting
change, net of tax                                      ---               ---               ---             (100)

                                                -----------       -----------       -----------        ---------
Net income                                      $       192       $       181       $       123        $      62
                                                ===========       ===========       ===========        =========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                    2002              2001

Cash flows from operating activities:
     Net income                                               $        123     $         62
     Adjustments to reconcile net income to net
         cash flow from operating activities:
     Equity in earnings of Guarantors, net of contributions            (34)            (209)
     Equity in cumulative effect of accounting change                  ---              100
     Changes in assets and liabilities:
         Prepaid expenses and other assets                          (9,605)         (10,400)
         Accrued liabilities                                         9,534           10,034
                                                              ------------     ------------
     Net cash flows from operating activities                           18             (413)
                                                              ------------     ------------
Cash flows from investing activities:
     Principal repayments of secured project
     notes from Guarantors                                          14,286           11,830
                                                              ------------     ------------
     Net cash flows from investing activities                       14,286           11,830
                                                              ------------     ------------
Cash flows from financing activities:
     Increase in due to affiliates                                  43,885           38,350
     Increase in restricted cash                                   (33,174)             ---
     Repayment of senior secured notes and bonds                   (14,286)         (11,830)
                                                              ------------     ------------
     Net cash flows from financing activities                       (3,575)          26,520
                                                              ------------     ------------
Net change in cash                                                  10,729           37,937

Cash at the beginning of period                                      4,361            8,467
                                                              ------------     ------------
Cash at the end of period                                     $     15,090     $     46,404
                                                              ============     ============
Supplemental disclosures:
     Interest paid                                            $     19,800     $     20,677
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:

In the opinion of management of the Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine-months ended September 30, 2002 and 2001. The results of operations for the three and nine-months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with current year classifications.

2.  Accounting Policies:

On January 1, 2002, the Funding Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting for acquired goodwill and other intangible assets and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Funding Corporation's related amortization consists solely of its share of the goodwill amortization at the Guarantors, which has no income tax effect. Following is a reconciliation of net income as originally reported for the three and nine-months ended September 30, 2002 and 2001, to adjusted net income (in thousands):


                            Three Months                Nine Months
                         Ended September 30,        Ended September 30,
                           2002        2001        2002             2001

Reported net income    $     192    $    181     $    123       $      62
Goodwill amortization        ---          14          ---              43
                       ---------    --------     --------       ---------
Adjusted net income    $     192    $    195     $    123       $     105
                       =========    ========     ========       =========

In accordance with SFAS No. 142, the Guarantors have determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. The results of the transitional impairment tests indicated potential goodwill impairment at the Salton Sea and Partnership Guarantors. The Guarantors will determine the potential impairment charge, if any, and record such charge in the financial statements during the quarterending December 31, 2002. The impairment charge will be recorded as a cumulative effect of change in accounting as of January 1, 2002. The Guarantors will complete their annual goodwill impairment test during the fourth quarter of 2002.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Guarantors' fiscal year beginning January 1, 2003. The Guarantors have not determined the impact resulting from the adoption of this standard.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Funding Corporation's adoption of SFAS No. 144 on January 1, 2002.

3.   Contingencies:

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

The final  payment of past due  amounts by Edison  was  received  March 1, 2002.
Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

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

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Project entities will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $1.3 million as of September 30, 2002.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of September 30, 2002, and the related combined statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Salton Sea Guarantors' management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 8, 2002

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     September 30,    December 31,
                                                         2002              2001
                                                      (unaudited)
ASSETS
Accounts receivable, net of allowance of $3,373 and
    $9,829, respectively                             $     26,424    $      36,647
Prepaid expenses and other assets                           5,927            5,314
                                                     ------------    -------------
Total current assets                                       32,351           41,961

Property, plant, contracts and equipment, net             537,892          543,719
Excess of cost over fair value of net assets
   acquired, net                                           44,270           44,270
                                                     ------------    -------------
   Total assets                                      $    614,513    $     629,950
                                                     ============    =============


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                     $        568    $       2,862
Accrued liabilities                                         7,977            9,414
Accrued interest                                            6,523            1,721
Current portion of long term debt                          21,625           20,487
                                                     ------------    -------------
Total current liabilities                                  36,693           34,484

Due to affiliates                                          25,057           27,109
Senior secured project note                               235,034          246,412
                                                     ------------    -------------
    Total liabilities                                     296,784          308,005

Commitment and contingencies (Note 3)

Total Guarantors' equity                                  317,729          321,945
                                                     ------------    -------------
Total liabilities and Guarantors' equity             $    614,513    $     629,950
                                                     ============    =============

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                      2002             2001             2002              2001
                                                   _________        _________         _________        _________
Revenues:

Sales of electricity                            $     27,438     $     22,853      $     66,936     $     77,847
Interest and other income                              2,185              652             2,615            1,629
                                                   _________        _________         _________        _________
Total revenues                                        29,623           23,505            69,551           79,476
                                                   _________        _________         _________        _________
Expenses:

Operating, general and
   administration                                     14,374           15,438            42,709           43,004
Depreciation and amortization                          4,721            4,372            15,686           13,382
Interest expense                                       5,053            5,574            15,372           16,878
Less capitalized interest                                ---              ---               ---           (1,692)
                                                   _________        _________         _________        _________

Total expenses                                        24,148           25,384            73,767           71,572
                                                   _________        _________         _________        _________
Income (loss) before cumulative
  effect of accounting change                          5,475           (1,879)           (4,216)           7,904

Cumulative effect of accounting change                   ---              ---               ---           (8,743)
                                                   _________        _________         _________        _________

Net income (loss)                              $       5,475     $     (1,879)      $    (4,216)       $    (839)
                                                   =========        =========         =========        =========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                    2002            2001
Cash flows from operating activities:
Net loss                                                 $        (4,216)   $        (839)
Adjustments to reconcile net loss to net
  cash flows from operating activities:
    Cumulative effect of change in accounting principle              ---            8,743
    Depreciation and amortization                                 15,686           13,382
Changes in assets and liabilities:
    Accounts receivable                                           10,223           (4,433)
    Prepaid expenses and other assets                               (613)          (5,777)
    Accounts payable and accrued liabilities                       1,071            5,738
                                                            ____________        _________
Net cash flows from operating activities                          22,151           16,814
                                                            ____________        _________
Cash flows from investing activities:
Capital expenditures                                              (9,859)          (7,055)
Decrease in restricted cash                                          ---               17
                                                            ____________        _________
Net cash flows from investing activities                          (9,859)          (7,038)
                                                            ____________        _________
Cash flows from financing activities:
Decrease in due to affiliates                                     (2,052)          (1,117)
Repayment of senior secured project note                         (10,240)          (8,659)
                                                            ____________        _________
Net cash flows from financing activities                         (12,292)          (9,776)
                                                            ____________        _________
Net change in cash                                                   ---              ---
Cash at beginning of period                                          ---              ---
                                                            ____________        _________
Cash at end of period                                    $           ---    $         ---
                                                            ============        =========
Supplemental disclosures:
Interest paid                                            $        10,077    $      11,020
                                                            ============        =========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:

In the opinion of management of the Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine-months ended September 30, 2002 and 2001 and cash flows for the nine-months ended September 30, 2002 and 2001. The results of operations for the nine-months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the combined financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified in order to conform with current year classification.

2.  Accounting Pronouncements:

Effective January 1, 2001, the Guarantors changed their accounting policy for overhaul and well workover costs. These costs, had historically been accounted for using the deferral method, and are now expensed as incurred. The Guarantors have recorded a cumulative effect of this change of approximately $8.7 million in the nine months ended September 30, 2001.

On January 1, 2002, the Guarantors adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Guarantor's related amortization consists solely of goodwill amortization. Following is a reconciliation of net income as originally reported for the three and nine-months ended September 30, 2002 and 2001, to adjusted net income (loss) (in thousands):

                                   Three Months             Nine months
                                Ended September 30,    Ended September 30,
                                2002       2001        2002             2001

Reported net income (loss)  $   5,475   $ (1,879)   $ (4,216)      $    (839)
Goodwill amortization             ---        326         ---             978
Adjusted net income (loss)  $   5,475   $ (1,553)   $ (4,216)      $     139

The Guarantors' acquired intangible assets consists of power purchase contracts (the "contracts") with a cost of $7.9 million and accumulated amortization of $3.1 million at September 30, 2002, and are included in property, plant, contracts and equipment in the accompanying combined balance sheet. Amortization expense on the contracts was $0.2 million for the nine months ended September 30, 2002. The Guarantors expect amortization expense on the contracts to be $.1 million for the remainder of fiscal 2002 and $.3 million for each of the five succeeding fiscal years.

In accordance with SFAS No. 142, the Guarantors have determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. The results of the transitional impairment tests indicated potential goodwill impairment at the Guarantors. The Guarantors will determine the potential impairment charge, if any, and record such charge in the financial statements during the quarter ending December 31, 2002. The impairment charge will be recorded as a cumulative effect of change in accounting as of January 1, 2002. The Guarantors will complete their annual goodwill impairment test during the fourth quarter of 2002. August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Guarantors' fiscal year beginning January 1, 2003. The Guarantors have not quantified the impact resulting from the adoption of this standard.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Guarantors' adoption of SFAS No. 144 on January 1, 2002.

3.  Contingencies:

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

The final payment of the past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

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

Edison has failed to pay approximately $1.1 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors (except the Salton Sea V Project) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase
Agreements. The Guarantors will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay these contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $.3 million.

B.  Stone and Webster

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C., the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The arbitration relating to the Salton Sea V Project is currently scheduled to commence in April 2003, with no current stated claim amount.

C.  Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were not material.

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

On January 17, 2001, Salton Sea Power entered into Transaction Agreements to sell available power from the Salton Sea V Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power, EPME purchased all available power from the Salton Sea V Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into Transaction Agreements to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and Turbo Project) ceased selling available power to EPME and resumed power sales to Edison under the Power Purchase Agreements ("PPAs"). Effective September 16, 2002, Salton Sea Power entered into a Transaction Agreement to sell available power to EPME at increased percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Company totaled $2.7 million and $3.5 million for the three months ended September 30, 2002 and 2001, respectively and $6.1 million and $29.9 million for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and December 31, 2001, accounts receivable from EPME were $.7 million and $.9 million, respectively.

Effective August 1, 2002, Salton Sea Power amended the power sales agreement with CalEnergy Minerals, LLC ("Minerals") to provide for a fixed price of $31.00 per Megawatt hour for all hours of August 1, 2002 through December 31, 2002. Pursuant to this agreement, sales to Minerals from Salton Sea Power totaled $.1 million and $.1 million for the three and nine months ended September 30, 2002 and 2001, respectively and $.2 million and $.9 million for the nine months ended September 30, 2002 and 2001, respectively.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of September 30, 2002, and the related combined statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Partnership Guarantors' management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 8, 2002

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          September 30,              December 31,
                                                                               2002                      2001
                                                                           (unaudited)
ASSETS
Cash                                                                      $         67             $         ---
Accounts receivable, net of allowance of $1,611 and
    $14,925, respectively                                                       34,948                    59,384
Prepaid expenses and other assets                                               19,902                    19,358
                                                                          ------------             -------------
Total current assets                                                            54,917                    78,742

Restricted cash                                                                    ---                    21,282
Property, plant, contracts and equipment, net                                  676,023                   633,574
Management fee                                                                  69,405                    70,806
Due from affiliates                                                             49,051                    13,072
Excess of cost over fair value of net assets
  acquired, net                                                                120,866                   120,866
                                                                          ------------             -------------
Total assets                                                              $    970,262             $     938,342
                                                                          ============             =============


LIABILITIES AND GUARANTORS' EQUITY
Liabilities:
Accounts payable                                                          $      2,254             $       5,480
Accrued liabilities                                                             19,887                    12,853
Accrued interest                                                                 6,289                     1,605
Current portion of long term debt                                                4,822                     4,625
                                                                          ------------             -------------
Total current liabilities                                                       33,252                    24,563

Senior secured project notes                                                   241,607                   244,117
Deferred income taxes                                                          103,958                   102,083
                                                                          ------------             -------------
Total liabilities                                                              378,817                   370,763

Commitments and contingencies (Note 3)

Guarantors' equity:
Common stock                                                                         3                         3
Additional paid-in capital                                                     407,451                   387,663
Retained earnings                                                              183,991                   179,913
                                                                          ------------             -------------
Total Guarantors' equity                                                       591,445                   567,579
                                                                          ------------             -------------
Total liabilities and Guarantors' equity                                  $    970,262              $    938,342
                                                                          ============             =============


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                      2002            2001              2002             2001
                                                   _________        _________         _________        _________
Revenues:

Sales of electricity                             $    33,229       $   20,782       $    75,724        $  64,352
Interest and other income                              1,103            1,702             1,768            2,642
                                                   _________        _________         _________        _________
Total revenues                                        34,332           22,484            77,492           66,994
                                                   _________        _________         _________        _________
Expenses:

Operating, general and
   administration                                     15,668            8,974            48,373           35,646
Depreciation and amortization                          5,484            5,877            17,636           17,895
Interest expense                                       4,792            4,857            14,328           14,479
Less capitalized interest                             (3,050)          (2,855)           (8,798)         (10,338)
                                                   _________        _________         _________        _________

Total expenses                                        22,894           16,853            71,539           57,682
                                                   _________        _________         _________        _________
Income before income taxes                            11,438            5,631             5,953            9,312
Provision for income taxes                             3,602            1,944             1,875            3,213
                                                   _________        _________         _________        _________

Income before cumulative
  effect of accounting change                          7,836            3,687             4,078            6,099

Cumulative effect of accounting
  change, net of tax                                     ---              ---               ---           (8,254)
                                                   _________        _________         _________        _________
Net income (loss)                                 $    7,836         $  3,687        $    4,078      $    (2,155)
                                                   =========        =========         =========       ==========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                          2002            2001
Cash flows from operating activities:
Net income (loss)                                                               $        4,078     $      (2,155)
Adjustments to reconcile net income (loss) to net
    cash flow from operating activities:
       Cumulative effect of change in accounting principle, net of tax                     ---             8,254
       Depreciation and amortization                                                    17,636            17,895
       Deferred income taxes                                                             1,875             3,213
Changes in assets and liabilities:
          Accounts receivable                                                           24,436           (14,007)
          Prepaid expenses and other assets                                             (1,347)           (5,481)
          Accounts payable and accrued
           liabilities                                                                   8,492             8,849
                                                                                ______________     _____________
Net cash flows from operating activities                                                55,170            16,568
                                                                                ______________     _____________
Cash flows from investing activities:
Capital expenditures                                                                   (16,938)          (11,394)
Capital expenditures - construction                                                    (39,453)          (14,322)
Receipt of liquidated damages                                                              ---            29,648
Decrease (increase) in restricted cash                                                  21,282           (29,551)
Management fee                                                                            (724)              163
                                                                                ______________     _____________
Net cash flows from investing activities                                               (35,833)          (25,456)
                                                                                ______________     _____________
Cash flows from financing activities:
Repayments of senior secured project notes                                              (2,313)             (954)
Decrease (increase) in due from affiliates                                             (36,745)            9,842
Equity contribution                                                                     19,788               ---
Net cash flows from financing activities                                               (19,270)            8,888
                                                                                ______________     _____________
Net change in cash                                                                          67               ---

Cash at beginning of period                                                                ---               ---
                                                                                ______________     _____________
Cash at end of period                                                           $           67     $         ---
                                                                                ==============     =============
Supplemental disclosures:
Interest paid                                                                   $        9,465     $       9,547
                                                                                ==============     =============

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:

In the opinion of management of the Partnership Guarantors (the "Guarantors"), the accompanying unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine-months ended September 30, 2002 and 2001 and cash flows for the nine-months ended September 30, 2002 and 2001. The results of operations for the three and nine-months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements shall be read in conjunction with the combined financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

2.  Accounting Policies:

Effective January 1, 2001, the Guarantors changed their accounting policy for overhaul and well workover costs. These costs, had historically been accounted for using the deferral method, and are now expensed as incurred. The Guarantors have recorded a cumulative effect of this change of approximately $8.3 million, net of tax in the nine months ended September 30, 2001.

On January 1, 2002, the Guarantors adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting for acquired goodwill and other intangible assets and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Guarantors' related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income (loss) as originally reported for the three and nine-months ended September 30, 2002 and 2001, to adjusted net income (in thousands):

                                 Three Months                 Nine Months
                              Ended September 30,         Ended September 30,
                                2002        2001        2002             2001

Reported net income (loss)  $   7,836    $  3,687    $   4,078       $  (2,155)
Goodwill amortization             ---         891          ---           2,673
                            ---------    --------    ---------       ---------
Adjusted net income         $   7,836    $  4,578    $   4,078       $     518
                            =========    ========    =========       =========

The following table summarizes the acquired intangible assets as of September 30, 2002 (in thousands):

                                Gross Carrying          Accumulated
                                    Amount              Amortization

Amortized Intangible Assets:
  Power Purchase Contract       $  123,002              $  96,502
  Patented Technology               46,290                 14,903
                                ----------              ---------
    Total                       $  169,292              $ 111,405
                                ==========              =========

Amortization expense on acquired intangible assets was $2.6 million for the nine-months ended September 30, 2002. The Guarantors expect amortization expense on acquired intangible assets to be $.9 million for the remainder of fiscal 2002 and $3.5 million for each of the five succeeding fiscal years.

In accordance with SFAS No. 142, the Guarantors have determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. The results of the transitional impairment tests indicated potential goodwill impairment at the Guarantors. The Guarantors will determine the potential impairment charge, if any, and record such charge in the financial statements during the quarter ending December 31, 2002. The impairment charge will be recorded as a cumulative effect of change in accounting as of January 1, 2002. The Guarantors will complete their annual goodwill impairment test during the fourth quarter of 2002.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Guarantors' fiscal year beginning January 1, 2003. The Guarantors have not determined the impact resulting from the adoption of this standard.

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

The final payment of the past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Turbo Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $2.7 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors (excluding the Turbo Project) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase
Agreements. The Guarantors will vigorously pursue collection of the capacity bonus payments. However, due to Edison's failure to pay these contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $.8 million.

B.  Stone and Webster

The Turbo Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to date certain, fixed-price, turnkey engineering, procure, construct and manage contract ( the "Turbo Project EPC Contract"). On March 7, 2002, Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo LLC, the owners of the Turbo Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Turbo Project pursuant to the Turbo Project EPC Contract. The arbitration is currently scheduled for December 2002, with a stated claim amount of approximately $6 million of actual damages and an as yet undetermined amount of consequential damages.

C.  Minerals

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

D.  Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were not material.

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

On March 27, 2001 and May 1, 2001, the Guarantors entered into Transaction Agreements to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the Guarantors (excluding the Turbo Project) ceased selling available power to EPME and resumed power sales to Edison under the Power Purchase Agreements. Effective September 16, 2002 CE Turbo entered into a Transaction Agreement to sell available power to EPME at increased percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Company totaled $.4 million and $.5 million for the three-months and $1.0 million and $49.3 million for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and December 31, 2001, accounts receivable from EPME were $.1 million and $.1 million, respectively.

Effective August 1, 2002, CE Turbo amended the power sales agreement with CalEnergy Minerals, LLC ("Minerals") to provide for a fixed price of $31.00 per megawatt hour for all hours of August 1, 2002 through December 31, 2002.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of September 30, 2002, and the related statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 8, 2002

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)


                                                 September 30,      December 31,
                                                      2002              2001
                                                  (unaudited)
ASSETS
Prepaid expenses and other assets              $           17    $           31
                                               --------------    --------------
Total current assets                                       17                31

Royalty stream, net                                    14,225            14,865
Excess of cost over fair value of net assets
  acquired,net                                         30,464            30,464
Due from affiliates                                    39,138            33,940
                                               --------------    --------------
Total assets                                   $       83,844    $       79,300
                                               ==============    ==============


LIABILITIES AND EQUITY
Liabilities:
Accrued interest                               $           72    $           29
Current portion of long term debt                       1,882             3,460
                                               --------------    --------------
Total current liabilities                               1,954             3,489

Senior secured project note                               995             1,147
                                               --------------    --------------
    Total liabilities                                   2,949             4,636

Commitment and contingencies (Note 3)

Equity:
Common stock, par value $.01 per share; 100
  share authorized, issued and outstanding                ---               ---
Additional paid-in capital                              1,561             1,561
Retained earnings                                      79,334            73,103
                                               --------------    --------------
Total equity                                           80,895            74,664

Total liabilities and equity                   $      83,844     $       79,300
                                               =============     ==============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                      2002             2001              2002             2001
                                                   _________        _________         _________        _________

Revenues:
Royalty income                                  $      3,371     $        759       $     9,585      $     6,598

Expenses:
Operating, general and
   administrative expenses                               863              126             2,488            1,655
Amortization of royalty stream
   and goodwill                                          214              487               641            1,462
Interest expense                                          76              139               225              482
                                                ------------     ------------       -----------      -----------
Total expenses                                         1,153              752             3,354            3,599
                                                ------------     ------------       -----------      -----------
Net income                                      $      2,218     $          7       $     6,231      $     2,999
                                                ------------     ------------       -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                     2002            2001
Cash flows from operating activities:
Net income                                   $       6,231    $       2,999
Adjustments to reconcile net income to net
    cash flow from operating activities:
       Amortization                                    641            1,462
       Changes in assets and liabilities:
       Prepaid expenses and other assets                14               38
       Accrued liabilities                              42              111
                                             -------------    -------------
Net cash flows from operating activities             6,928            4,610
                                             -------------    -------------

Net cash flows from financing activities:
Increase in due from affiliates                     (5,198)          (2,393)
Repayment of senior secured project note            (1,730)          (2,217)
                                             -------------    -------------
Net cash flows from financing activities            (6,928)          (4,610)

Net change in cash                                     ---              ---

Cash at beginning of period                            ---              ---
                                             -------------    -------------
Cash at end of period                        $         ---    $         ---
                                             =============    =============
Supplemental disclosures:
Interest paid                                $         169    $         333
                                             =============    =============

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:

In the opinion of management of Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine-months ended September 30, 2002 and 2001 and cash flows for the nine-months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements shall be read in conjunction with the financial statements included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2001.

2.  Accounting Policies:

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting for acquired goodwill and other intangible assets and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Company's related amortization consists soley of goodwill amortization. Following is a reconciliation of net income as originally reported for the three and nine-months ended September 30, 2002 and 2001, to adjusted net income (in thousands):

                              Three Months                  Nine Months
                          Ended September 30,             Ended September,
                          2002           2001          2002             2001

Reported net income   $   2,218       $      7       $  6,231       $   2,999
Goodwill amortization       ---            227            ---             681
                      ---------       --------       --------       ---------
Adjusted net income   $   2,218       $    234       $  6,231       $   3,680
                      =========       ========       ========       =========

The Company's acquired intangible assets consist of the royalty stream with a cost of $60.5 million and accumulated amortization of $46.3 million at September 30, 2002. Amortization expense on the royalty stream was $0.6 million for the nine-months ended September 30, 2002. The Company expects amortization expense on the royalty stream to be $0.2 million for the remainder of fiscal 2002 and $0.9 million for each of the five succeeding fiscal years.

In accordance with SFAS No. 142, the Company has determined its reporting units and completed the transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. No impairment was indicated as a result of the transitional impairment test. The Company will complete its annual goodwill impairment test in the fourth quarter of 2002.

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

The final  payment of past due  amounts by Edison  was  received  March 1, 2002.
Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

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

Forward-Looking Statements

The following is management's discussion and analysis of significant factors, which have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations. The Company's actual results in the future could differ significantly from the historical results.

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

Impairment of Long-Lived Assets

The Guarantors' long-lived assets consist primarily of property, plant and equipment and intangible assets with useful lives, which range from 3 to 40 years, and goodwill. The Guarantors believe the useful lives of its long-lived assets are reasonable. The Guarantors evaluate goodwill impairment on an annual basis. The Guarantors evaluate the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could affect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

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

In accordance with SFAS No. 142, the Guarantors have determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. The results of the transitional impairment tests indicated potential goodwill impairment at the Salton Sea Guarantors and Partnership Guarantors. The Guarantors will determine the potential impairment charge, if any, and record such charge in the financial statements no later than the period ending December 31, 2002. The impairment charge will be recorded as a cumulative effect of change in accounting as of January 1, 2002. The Guarantors will complete their annual goodwill impairment test in the fourth quarter of 2002.

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

Revenues:

The Salton Sea Guarantors' sales of electricity increased to $27.4 million for the three months ended September 30, 2002 from $22.9 million for the same period in 2001, a 19.7% increase. This increase was due to higher production and a $3.2 million accrual for the allowance for doubtful accounts in 2001. For the nine months ended September 30, 2002 sales of electricity decreased to $66.9 million from $77.9 million for the same period in 2001, a 14.0% decrease. Sales of electricity for the nine-months ended September 30, 2002 included the impact of a $6.8 million reduction in the allowance for doubtful accounts. Sales of electricity for the nine months ended September 30, 2001 included the impact of a $9.3 million increase in the allowance for doubtful accounts. Excluding the impact of the adjustments related to the allowance for doubtful accounts, sales of electricity decreased $27.0 million or 31.0% to $60.1 million for the nine months ended September 30, 2002 from $87.1 million for the nine-months September 30, 2001. This decrease was primarily due to lower electricity rates in 2002.

The following data includes the aggregate capacity and electricity production of the Salton Sea Guarantors:

                              Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                               2002      2001           2002        2001
Overall capacity factor       85.6%      79.9%          79.4%       79.9%
Capacity (NMW) (average)      168.4      168.4          168.4       168.4
kWh produced (in thousands) 318,300    297,200        875,500     881,900

The overall capacity factor for the Salton Sea Guarantors increased for the three months ended September 30, 2002 compared to the same period in 2001 primarily due to higher availability. For the nine months, ended September 30, 2002 the capacity factor decreased compared to the same period in 2001 primarily due to overhauls and other maintenance. The 2002 overhauls include an uncontrollable force event at the Salton Sea II Project. Salton Sea II's 10 MW turbine went out of service on March 25, 2002 and is expected to be placed back into service in December 2002. The Guarantors expect to collect lost revenues under the Salton Sea II PPA and through insurance coverage excluding deductibles.

The Partnership Guarantors' sales of electricity increased to $33.2 million for the three months ended September 30, 2002 from $20.8 million for the same period in 2001, a 59.6% increase. This increase was due to higher rates in 2002. For the nine-months ended September 30, 2002 sales of electricity increased to $75.7 million from $64.4 million for the same period in 2001, a 17.5% increase. Sales of electricity for the nine months ended September 30, 2002 included the impact of $14.1 million reduction in the allowance for doubtful accounts. Sales of electricity for the nine months ended September 30, 2001 included the impact of a $28.9 million increase in the allowance for doubtful accounts. Excluding the impact of the adjustments related to the allowance for doubtful accounts, sales of electricity decreased $31.7 million or 34.0% to $61.6 million for the nine months ended September 30, 2002 from $93.3 million for the nine months ended September 30, 2001. This decrease was due to lower electricity rates and decreased production from scheduled overhauls.

The following data includes the aggregate capacity and electricity production of the Partnership Guarantors:

                                   Three Months Ended         Nine Months Ended
                                     September 30,              September 30,
                                   2002        2001           2002         2001
Overall capacity factor           104.7%       105.9%         100.4%      102.2%
Capacity (NMW) (average)             158          158            158         158
kWh produced (in thousands)      365,200      369,600      1,039,800   1,508,200

The overall capacity factor for the Partnership Guarantors decreased for the three and nine months ended September 30, 2002 compared to the same period in 2001. The decrease for the periods ended September 30, 2002 compared to 2001 was due to overhauls in 2002.

As a result of the Settlement Agreements, Edison has elected to pay the Guarantors (except Salton Sea Projects IV and V and the Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents/per kilowatt-hour from January through April 30, 2002 and increased to 5.37 cents/per kilowatt hour effective May 1, 2002 through April 30, 2007. Edison's Average Avoided Cost of Energy was 3.6 cents per kilowatt-hour for the three months and 8.9 cents per kilowatt-hour for the nine-months ended September 30, 2001, respectively. The Royalty Guarantor revenue increased to $3.4 million for the three months ended September 30, 2002 from $.8 million for the same period last year. The increase relates to higher royalties based on higher revenue at the Partnership Guarantor. For the nine months ended September 30, 2002 revenue increased to $9.6 million from $6.6 million for the same period in 2001. The increase relates to higher revenue at the Partnership Guarantors and additional royalties recognized on the past due interest payments from Edison.

Operating Expenses:

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $14.4 million for the three months ended September 30, 2002 from $15.4 million for the same period in 2001. For the nine months ended September 30, 2002 operating expenses decreased marginally to $42.7 million from $43.0 million for the same period in 2001.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $15.7 million for the three months ended September 30, 2002 from $9.0 million for the same period in 2001. The increase was primarily due to higher royalties from higher revenues and additional start-up costs at the zinc plant. For the nine months ended September 30, 2002 operating expenses increased to $48.4 million from $35.6 million for the same period in 2001. The increase was due to higher royalties, zinc start-up costs and higher overhaul costs in 2002.

The Royalty Guarantors' operating expenses increased to $.9 million for the three months ended September 30, 2002, from $.1 million for the same period in 2001. For the nine months ended September 30, 2002 operating expenses increased to $2.5 million from $1.7 million for the same period in 2001. This increase was due to higher royalty costs resulting from higher revenue.

Depreciation and Amortization:

The Salton Sea Guarantors' depreciation and amortization increased to $4.7 million for the three months ended September 30, 2002 from $4.4 million for the same period of 2001. For the nine months ended September 30, 2002 depreciation and amortization increased to $15.7 million from $13.4 million for the same period in 2001. These increases were due to significant capital additions and the write off of miscellaneous equipment, partially offset by the discontinuation of goodwill amortization in 2002.

The Partnership Guarantors' depreciation and amortization decreased to $5.5 million for the three months ended September 30, 2002 from $5.9 million for the same period in 2001. The decrease was due to the discontinuation of goodwill amortization in 2002, partially offset by depreciation on capital additions. For the nine months ended September 30, 2002 depreciation and amortization decreased to $17.6 million from $17.9 million for the same period in 2001. The decrease was due primarily to capital additions, partially offset by the discontinuation of goodwill amortization in 2002 of $2.7 million.

The Royalty Guarantors' amortization decreased to $0.2 million for the three months ended September 30, 2002 compared to $.5 million for the same period of 2001. For the nine months ended September 30, 2002, amortization decreased to $.6 million from $1.5 million for the same period in 2001. The decreases were due to the discontinuation of goodwill amortization in 2002.

Interest Expense:

The Salton Sea Guarantors' interest expense, decreased to $5.1 million for the three months ended September 30, 2002 from $5.6 million for the same period in 2001. The decrease was due to reduced indebtedness. For the nine months ended September 30, 2002 interest expense, net of capitalized amounts, amounts increased to $15.4 million from $15.2 million for the same period in 2001. The increase was due to the discontinuation of capitalized interest on the minerals extraction process partially offset by reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased to $1.7 million for the three months ended September 30, 2002 from $2.0 million for the same period in 2001. The decrease was due to reduced indebtedness. For the nine months ended September 30, 2002 interest expense, net of capitalized amounts, increased to $5.5 million from $4.1 million for the same period in 2001. The increase was due to discontinuation of capitalized interest on the minerals extraction process.

The Royalty Guarantors' interest expense decreased to $0.1 million for the three months ended September 30, 2002 from $0.1 million from the same period in 2001. For the nine months ended September 30, 2002 interest expense decreased to $.2 million from $.5 million from the same period in 2001. The decrease was due to reduced indebtedness.

Income Tax Provision:

The Partnership Guarantors' income tax provision increased to $3.6 million for the three months ended September 30, 2002 from a provision of $1.9 million for the same period in 2001. For the nine months ended September 30, 2002 the income tax provision decreased to $1.9 million from $3.2 million for the same period in 2001. This decrease was primarily due to a lower pre-tax income. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after operating expenses and debt service. The effective tax rate was 31.5% and 34.5% for the nine months ended September 30, 2002 and 2001, respectively.

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

Related Party Transactions

On September 29, 2000, Salton Sea Power L.L.C. ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Salton Sea V Project and Turbo Project to El Paso Merchant Energy Company ("EPME"). Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California ISO markets. The purchase price for the available power was equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into Transaction Agreements to sell available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreements, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V Project and Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into Transaction Agreements to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and Turbo Project) ceased selling available power to EPME and resumed power sales to Edison under the Power Purchase Agreements. Effective September 16, 2002 Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power to EPME at increased percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Company totaled $2.7 million and $3.5 million for the three months ended September 30, 2002 and 2001, respectively and $6.1 million and $29.9 million for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and December 31, 2001, accounts receivable from EPME were $.7 million and $.9 million, respectively.

Effective August 1, 2002, Salton Sea Power and CE Turbo amended their respective power sale agreements with CalEnergy Minerals, LLC to provide for a fixed price of $31.00 per megawatt hour for all hours of August 1, 2002 through December 31, 2002. Pursuant to these agreements, sales to Minerals from Salton Sea Power and CE Turbo totaled $.1million and $.1 million for the three and nine months ended September 30, 2002 and 2001, respectively and $.2 million and $.9 million for the nine months ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Salton Sea Guarantors' cash flows from operating activities increased to $22.2 million for the nine months ended September 30, 2002 from $16.8 million for the same period in 2001. The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The increase was primarily due to the receipt of past due balances from Edison offset by lower revenues and higher operation and maintenance payments in 2002.

The Partnership Guarantors' cash flows from operating activities increased to $55.2 million for the nine months ended September 30, 2002 from $16.6 million for the same period in 2001. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The increase was primarily due to the receipt of past due balances from Edison.

The Royalty Guarantors' cash flow from operations was $6.9 million for the nine months ended September 30, 2002 from $4.6 million for the same period in 2001. The Royalty Guarantors' only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects.

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

The final payment of the past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. As of September 30, 2002 the balance in the debt service reserve fund was approximately $36.1 million.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Guarantors are vigorously pursuing collection of the capacity bonus payments. However, due to Edison's failure to pay the contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $1.1 million.

The Salton Sea Guarantors' cash flow used in investing activities increased to $9.9 million for the nine months ended September 30, 2002 from $7.0 million for the same period in 2001. Capital expenditures are the primary component of investing activities.

The Partnership Guarantors' cash flow used in investing activities increased to $35.8 million for the nine months ended September 30, 2002 from $25.5 million for the same period in 2001. Capital expenditures are the primary component of investing activities.

Minerals LLC is constructing the Zinc Recovery Project, which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the sites of the Imperial Valley Projects to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence initial commercial operations in 2002. In September 1999, Minerals LLC entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

Total project costs of the Zinc Recovery Project are expected to be approximately $235.3 million, net of funds received in connection with the settlement of disputes with Kvaerner U.S. Inc (Kvaerner), which is being funded by $140.5 million of debt and the balance from equity contributions. The Zinc Recovery Project has incurred $206.2 million, net of the funds received in connection with the settlement with Kvaerner, of such costs through September 30, 2002.

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

Salton Sea Funding Corporation's net cash flows from financing activities decreased to a net cash use of $3.6 million for the nine months ended September 30, 2002 from a net cash flow of $26.5 million for the same period in 2001. Salton Sea Guarantors' net cash flows used in financing activities increased to $12.3 million from $9.8 million for the same period in 2001. Partnership Guarantors' net cash used in financing activities increased to $19.3 million for the nine months ended September 30, 2002 from a net cash provided of $8.9 million for the same period in 2001. The changes in net cash flows from financing activities are primarily the result of the funding of the debt service reserve fund and debt repayments. These receipts were deposited into cash accounts at Salton Sea Funding Corporation and are recorded as amounts due to the Salton Sea and Partnership Guarantors.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2002 and December 31, 2001, the Guarantors' environmental liabilities recorded on the balance sheet were not material.

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

Item 4. Controls and Procedures

The Company's chief executive officer and chief financial officer have established "disclosure controls and procedures" (as defined in Rule 13a-14 (C) and Rule 15d - 14(C) of the Securities and exchange Act of 1934) to ensure that material information of the companies and their subsidiaries is made known to them by others within the respective companies. Under their supervision, an evaluation of the disclosure controls and procedures was performed within 90 days prior to the filing of this quarterly report. Based on that evaluation, the above-mentioned officers have concluded that, as of the date of the evaluation, the disclosure controls and procedures were operating effectively. Additionally, the above-mentioned officers find that there have been no signification changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of that evaluation.

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

Item 6 - Exhibits and Reports on Form 8-K.

         (a) Exhibits:

               Not applicable.

         (b)  Reports on Form 8-K:

               Not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf and on behalf of the other registrants by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of November 2002.


                                      SALTON SEA FUNDING CORPORATION


Date:  November 14, 2002             /s/    Joseph M. Lillo
                                     By:    Joseph M. Lillo
                                            Vice President and Controller

                     SECTION 302 CERTIFICATION FOR FORM 10-Q

CERTIFICATIONS

I, Edward J. Heinrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salton Sea Funding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                              /s/ Edward J. Heinrich
                                                Edward J. Heinrich
                                                     President
                                             (chief executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q

CERTIFICATIONS

I, Joseph M. Lillo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salton Sea Funding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                               /s/ Joseph M. Lillo
                                                  Joseph M. Lillo
                                           Vice President and Controller
                                            (chief financial officer)