Form 10-K
period 2002-12-31
SALTON SEA FUNDING CORP; SALTON SEA MINERALS CORP; CE SALTON SEA INC; CE TURBO LLC; CALENERGY MINERALS LLC; SALTON SEA POWER LLC; ELMORE LP; LEATHERS L P; VULCAN/BN GEOTHERMAL POWER CO; NIGUEL ENERGY CO
filed 2003-03-28
CIK 949149, 1087420, 1087419, 1087418, 1087417, 1087416, 1017947, 1017945, 1017939, 1087460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002
                          Commission File No. 33-95538

                         SALTON SEA FUNDING CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          47-0790493
             --------                                          ----------
      (State of Incorporation)                                (IRS Employer
                                                           Identification No.)

     Salton Sea Brine Processing L.P.        California        33-0601721
     Salton Sea Power Generation L.P.        California        33-0567411
     Fish Lake Power LLC                     Delaware          33-0453364
     Vulcan Power Company                    Nevada            95-3992087
     CalEnergy Operating Corporation         Delaware          33-0268085
     Salton Sea Royalty LLC                  Delaware          47-0790492
     VPC Geothermal LLC                      Delaware          91-1244270
     San Felipe Energy Company               California        33-0315787
     Conejo Energy Company                   California        33-0268500
     Niguel Energy Company                   California        33-0268502
     Vulcan/BN Geothermal Power Company      Nevada            33-3992087
     Leathers, L.P.                          California        33-0305342
     Del Ranch, L.P.                         California        33-0278290
     Elmore, L.P.                            California        33-0278294
     Salton Sea Power L.L.C.                 Delaware          47-0810713
     CalEnergy Minerals LLC                  Delaware          47-0810718
     CE Turbo LLC                            Delaware          47-0812159
     CE Salton Sea Inc.                      Delaware          47-0810711
     Salton Sea Minerals Corp.               Delaware          47-0811261

 302 S. 36th Street, Suite 400, Omaha, NE                         68131
------------------------------------------                      ---------
(Address of principal executive offices of                     (Zip Code of
   Salton Sea Funding Corporation)              Salton Sea Funding Corporation)

               Salton Sea Funding Corporation's telephone number,
                      including area code: (402) 341-4500
                                           --------------

         Securities registered pursuant to Section 12(b) of the Act: N/A Securities registered pursuant to Section 12(g) of the Act: N/A

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

     All common stock of Salton Sea Funding Corporation is held by Magma Power Company. 100 shares of Common Stock were outstanding on March 28, 2003.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business ............................................................ 3
Item 2.  Properties ..........................................................18
Item 3.  Legal Proceedings....................................................18
Item 4.  Submission of Matters to a Vote of Security Holders..................19

                                PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder's Matters ............................................20
Item 6.  Selected Financial Data ............................................20
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........30
Item 8.  Financial Statements and Supplementary Data ........................32
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Data.....................................82

                               PART III

Item 10. Directors and Executive Officers of the Registrant...................83
Item 11. Executive Compensation ..............................................84
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................84
Item 13. Certain Relationships and Related Transactions ......................84
Item 14. Controls and Procedures..............................................85

                                PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....86

SIGNATURES    ................................................................87
CERTIFICATIONS...............................................................107
Exhibit Index ...............................................................110

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can
typically identify forward-looking statements by the use of forward-looking words, such as "may", "will", "could", "project", "believe", "anticipate", "expect", "estimate", "continue", "potential", "plan", "forecast" and similar terms. These statements represent Salton Sea Funding Corporation's intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside Salton Sea Funding Corporation's control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

o general economic and business conditions in the jurisdictions in which Salton Sea Funding Corporations facilities are located;

o governmental, statutory, regulatory or administrative initiatives affecting Salton Sea Funding Corporation or the power generation industries;

o    weather effects on sales and revenue;

o    general industry trends;

o    increased competition in the power generation industry;

o    availability of qualified personnel;

o financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC") and similar entities with regulatory oversight; and

o other business considerations that may be disclosed from time to time in SEC filings or in other publicly disseminated written documents.

Salton Sea Funding Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

ITEM 1. BUSINESS.

GENERAL

Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of CE Generation, LLC ("CE Generation"), is a Delaware corporation formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of the Guarantors (as defined below). The principal executive office of the Funding Corporation is located at 302 South 36th Street, Suite 400, Omaha, Nebraska 68131 and its telephone number is
(402) 341-4500.

CE Generation owns all of the capital stock of Magma Power Company ("Magma"), which owns all of the outstanding capital stock of Funding Corporation. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States utilizing geothermal and natural gas resources. CE Generation has an aggregate net ownership interest of 757 MW of electrical generating capacity in power plants in operation in the United States, which have an aggregate net capacity of 817 MW (including its interests in the Salton Sea Projects and the Partnership Projects as defined below).

All of the outstanding stock of Magma was contributed by MidAmerican Energy Holdings Company ("MEHC") to CE Generation in February 1999. In March 1999, MEHC sold a 50% interest in CE Generation to El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy North American Company ("EPME") on

December 31, 2000, an affiliate of El Paso Corporation ("El Paso"). On January 29, 2003, EPME sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors, except for CalEnergy Minerals LLC ("Minerals") and Salton Sea Minerals Corp., which are owned by MEHC. The Guarantors are comprised of the Salton Sea Guarantors, the Partnership Guarantors (collectively, the "Imperial Valley Projects"), and the Royalty Guarantor (collectively, the "Guarantors").

The Salton Sea Guarantors include Salton Sea Brine Processing L.P. ("SSBP"), Salton Sea Power Generation L.P. ("SSPG"), Salton Sea Power L.L.C. (Salton Sea Power), and Fish Lake Power LLC ("Fish Lake") (collectively, the "Salton Sea Guarantors"), which own five operating geothermal power plants located in Imperial Valley, California known as Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V (the "Salton Sea Projects").

The Partnership Guarantors include the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch, L.P. ("Del Ranch"), and CE Turbo LLC ("CE Turbo"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and CE Turbo Project, respectively (the "Partnership Projects"). The Partnership Guarantors also include Minerals, which has constructed a zinc recovery project in the Imperial Valley, California. Finally, the Partnership Guarantors include CalEnergy Operating Corporation ("CEOC"), Vulcan Power Company ("VPC"), San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG"), Salton Sea Minerals Corp. and CE Salton Sea Inc. VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corporation owns Minerals. CE Salton Sea Inc. owns Salton Sea Power and CE Turbo.

Magma owns the remaining 10% interest in each of Elmore, Leathers and Del Ranch. CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, all of the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore, Leathers and Del Ranch Projects and Magma's special distributions equal to 4.5% of total energy revenue from the Leathers Project.

Salton Sea Royalty LLC ("SSRC" or the "Royalty Guarantor") is the Royalty Guarantor. SSRC received an assignment of certain fees and royalties ("Royalties") paid by three Partnership Projects: Elmore, Leathers, and Del Ranch.

CEOC currently operates the Imperial Valley Projects. Affiliates of Magma control, through a variety of fee, leasehold, and royalty interests, rights to geothermal resources for power production in the Salton Sea Known Geothermal Resource Area ("SSKGRA"). The Funding Corporation believes that such resources will be sufficient to operate the Imperial Valley Projects at contract capacity under their respective power purchase agreements through the final maturity date of the securities described beginning on page 8.

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

In this Annual Report references to kW means kilowatt, kWh means kilowatt-hour, MW means megawatts, MWh means megawatt hours, MMBtus means million British thermal units, and NMW means net megawatts.

THE PROJECTS

Set forth below is a table describing certain characteristics of the Imperial Valley Projects, and the Guarantors' collective interests therein. All the projects are located in the Imperial Valley, California.

                                                                                          POWER
                                FACILITY NET    NET MW                      DATE OF      PURCHASE         POWER
                                CAPACITY MMW    OWNED                      COMMERCIAL    AGREEMENT      PURCHASER
POWER PROJECT                         (1)        (1)          FUEL         OPERATION     EXPIRATION         (2)
------------------------------  ------------    ------      ----------     ----------    ----------     ---------
Salton Sea Projects
  Salton Sea I................        10          10        Geothermal       7/1987          2017          Edison
  Salton Sea II...............        20          20        Geothermal       4/1990          2020          Edison
  Salton Sea III..............        50          50        Geothermal       2/1989          2019          Edison
  Salton Sea IV...............        40          40        Geothermal       6/1996          2026          Edison
  Salton Sea V................        49          49        Geothermal       6/2000      Year-to-year   El Paso/Minerals(3)
                                     ---         ---
    Total Salton Sea Projects.       169         169
                                     ---         ---
Partnership Projects
  Vulcan......................        34          34        Geothermal       2/1986          2016          Edison
  Elmore......................        38          34        Geothermal       1/1989          2018          Edison
  Leathers....................        38          34        Geothermal       1/1990          2019          Edison
  Del Ranch...................        38          34        Geothermal       1/1989          2019          Edison
  CE Turbo....................        10          10        Geothermal       8/2000      Year-to-year   El Paso/Minerals(3)
                                     ---         ---
    Total Partnership Projects       158         147
                                     ---         ---
  Total power projects........       327         316
                                     ===         ===

                                    ESTIMATED         DATE OF
                                   METRIC TONS        COMMERIAL
Operating Project -                 PER YEAR          OPERATION
                                   -----------        ---------

Zinc Recovery Project.........        30,000           12/2002
                                   ===========        =========

(1) Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.

(2) Southern California Edison Company ("Edison"); El Paso Corporation ("El Paso"); and Minerals.

(3) Each contract governing power purchases by the Zinc Recovery Project will expire 33 years from the date of the initial power delivery under such contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003.

Each of the Imperial Valley Projects, excluding the Salton Sea V and the CE Turbo Projects, sells electricity to Southern California Edison ("Edison") pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the Project, subject to the agreement. The power purchase agreements provide for energy payments, capacity payments and capacity bonus payments. Edison makes fixed annual capacity payments and capacity bonus payments to the applicable projects to the extent that capacity factors exceed certain benchmarks. Except as described, the price for capacity is fixed for the life of the SO4 Agreements and is significantly higher in the months of June through September.

Energy payments for the SO4 Agreements were at increasing fixed rates for the first ten years after firm operation and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects, which receive Edison's Avoided Cost of Energy entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment was 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and is 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2002, 2001 and 2000, respectively, Edison's Average Avoided Cost of Energy was 3.5 cents per kWh, 7.4 cents per kWh and 5.8 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

The Imperial Valley Projects, other than Salton Sea I, receive transmission service from the Imperial Irrigation District ("IID"), to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the IID's cost of service, which was $1.70 per month per kW of service provided for 2002 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for Salton Sea III, 2020 for Salton Sea II and 2026 for Salton Sea IV. Salton Sea V and the CE Turbo Projects have entered into 30-year agreements with similar terms with the IID. Salton Sea I delivers energy to Edison at the project site and has no transmission service agreement with the IID.

SALTON SEA PROJECTS

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, which commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA and is currently $154.45 per kW-year. The capacity payment is approximately $1.1 million per annum. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.8 cents per kWh during 2002. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The annual capacity and bonus payments are approximately $3.3 million. The energy payments for the first ten-year period, which period expired on April 4, 2000, were levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payment was based on Edison's Avoided Cost of Energy. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175 per kW per year. The annual capacity and bonus payments are approximately $9.7 million. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the energy payment has been based on Edison's Avoided Cost of Energy.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement ("Fish Lake PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity and bonus payments in 2002, 2001 and 2000 were approximately $5.5 million, $5.7 million and $5.4 million, respectively. The energy payment (for deliveries up to a rate of 39.6 MW) is at a base price, adjusted quarterly based on specified indices, for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

The Salton Sea V Project, which commenced operations in the third quarter of 2000, expects to sell up to 22 MW of its net output to Minerals, pursuant to a 33 year power sales agreement. The agreement provides for energy payments based on the market rates available to the Salton Sea V Project, adjusted for wheeling costs. The Salton Sea V Project sells its remaining output through other market transactions.

PARTNERSHIP PROJECTS

The Vulcan Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. The annual capacity and bonus payments are approximately $5.5 million.

The Elmore Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.9 million.

The Leathers Project contracts to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.5 million. The energy payment is based on Edison's Avoided Cost of Energy.

The Del Ranch Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.9 million.

The CE Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The CE Turbo Project may sell its output to Minerals, pursuant to a 33 year power purchase agreement. The agreement provides for energy payments based on the market rates available to the CE Turbo Project, adjusted for wheeling costs.

Commencing January 17, 2001, Salton Sea Power and CE Turbo entered into a series of transaction agreements to sell available power from the Salton Sea V and CE Turbo Projects to EPME based on day ahead price quotes received from EPME under the original agreement and based on percentages of the Dow Jones SP-15 Index thereafter. Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003.

ZINC RECOVERY PROJECT

Minerals developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the company's Imperial Valley Projects. A plant has successfully produced commercial quality zinc at the projects. The affiliates of Minerals may develop facilities for the extraction of manganese, silica and other products as it further develops the extraction technology.

Minerals constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities have been installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are being produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year. Limited production began during December 2002 and full production is expected by late-2003. In September 1999, Minerals entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

ROYALTY PROJECTS

The Royalty Guarantor has received an assignment from Magma of certain Royalties received from the Elmore Leathers and Del Ranch Projects in exchange for the provision to those projects of the rights to use certain geothermal resources. Substantially all of the assigned Royalties are based on a percentage of energy and capacity revenue of the respective projects. Pursuant to the assignment, the Royalty Guarantor is entitled to receive the aggregate percentages of such project's energy and capacity revenue as illustrated in the chart below. The Partnership Guarantors are also entitled to receive Royalties from the Partnership Projects as illustrated in the chart below. Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein. All such Royalties (other than the various operating costs, as reflected in the financial statements) are payable from revenue which will constitute Partnership Guarantor's collateral.

                  ROYALTIES TO BE PAID TO ROYALTY     ROYALTIES TO BE PAID TO
                             GUARANTOR                 PARTNERSHIP GUARANTORS
                   -------------------------------   ---------------------------
                   % of Energy       % of Capacity   % of Energy   % of Capacity
                     Revenues          Revenues        Revenues      Revenues
                   -----------       -------------   -----------   ------------

Del Ranch.......      23.33%             1.00%           5.67%         3.00%
Elmore..........      23.33              1.00            5.67          3.00
Leathers........      21.50              0.00            7.50          3.00
Vulcan..........       0.00              0.00            4.17          0.00

DESCRIPTION OF THE SECURITIES

The Funding Corporation is a Delaware corporation formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of its affiliates, which guarantee the securities described below.

The Funding Corporation has completed the following issuances and exchanges of securities (together, the "Securities"):

o On July 21, 1995, the Funding Corporation issued (1) $232.8 million of 6.69% Senior Secured Series A Notes Due 2000 (the "Series A Securities"),
     (2) $133.0 million of 7.37% Senior Secured Series B Bonds Due 2005 (the "Series B Securities") and (3) $109.3 million of 7.84% Senior Secured Series C Bonds Due 2010 (the "Series C Securities"). The Series A Securities were repaid in full on May 30, 2000.

o On June 20, 1996, the Funding Corporation issued (1) $70.0 million of 7.02% Senior Secured Series D Bonds Due 2000 (the "Series D Securities") and (2) $65.0 million of 8.30% Senior Secured Series E Bonds Due 2011 (the "Series E Securities"). The Series D Securities were repaid in full on May 30, 2000.

o On October 13, 1998, the Funding Corporation issued $285.0 million of 7.475% Senior Secured Series F Bonds Due 2018 (the "Series F Securities").

The Securities have received ratings of "Ba3" by Moody's Investors Service, Inc. ("Moody's") and "BB" by Standard & Poor's Ratings Group ("S&P"). The Securities will be equivalent in right of payment and in the right to share in the collateral. On December 31, 2002, the aggregate principal amount of all Securities outstanding was $491.7 million.

STRUCTURE OF AND COLLATERAL FOR THE SECURITIES

The Funding Corporation will make payments on the Securities with the principal of and interest paid on promissory notes issued by the Guarantors to the Funding Corporation (the "Project Notes"). The Securities are secured by a pledge of the Funding Corporation's common stock and are guaranteed by the Guarantors. These guarantees are secured by:

o in the case of the guarantee issued by the Salton Sea Guarantors, by a lien on substantially all of the assets of the Salton Sea Guarantors and a pledge of the equity interests in the Salton Sea Guarantors;

o in the case of the guarantee issued by the Partnership Guarantors, by a lien on substantially all of the assets of the Partnership Project Companies, a lien on the equity cash flows and royalties of the Initial Partnership Guarantors and a pledge of the common stock of and other equity interests in the Partnership Guarantors; and

o in the case of the guarantee issued by the Royalty Guarantor, by a lien on all royalties paid to the Royalty Guarantor and a pledge of the common stock of the Royalty Guarantor.

The guarantees issued by the Salton Sea Guarantors are unlimited. However, the guarantees issued by the Partnership Guarantors and the Royalty Guarantor are limited to the following amounts:

o for any Initial Partnership Guarantor or the Royalty Guarantor, the total equity cash flows and royalties received by the Guarantor, minus, without duplication, (1) any royalties paid, (2) all operating and maintenance costs, (3) all capital expenditures and (4) debt service;

o for any Additional Partnership Guarantor, the total revenue received by the Guarantor, minus, without duplication (1) any royalties paid, (2) all operating and maintenance costs, (3) all capital expenditures and (4) debt service.

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

The Funding Corporation is a special purpose finance subsidiary of Magma. Its ability to make payments on the Securities will be entirely dependent on the Guarantors' performance of their obligations under the Project Notes and the Guarantees. As is common in non-recourse, project finance structures, the assets and cash flows of the Guarantors are the sole source of repayment of the Project Notes and the Guarantees. The Salton Sea Guarantors conduct no other business and own no other significant assets except those related to the ownership or operation of the Salton Sea Projects. The Partnership Guarantors conduct no business other than owning their respective ownership interests in the Partnership Projects and providing operation, maintenance, administrative and technical services for Magma, and the Imperial Valley Projects. The Royalty
Guarantor has been organized solely to receive royalty payments owed by the Partnership Projects and conducts no other business and owns no other assets. In the event of a default by any Guarantor under a Project Note, Credit Agreement or Guarantee, there is no assurance that the exercise of remedies under such Project Note, Credit Agreement or Guarantee, including foreclosure on the assets of such Guarantor, would provide sufficient funds to pay such Guarantor's obligation under the Project Notes and the Guarantees. Moreover, unless such default causes a payment default under the Indenture (in which case remedies may be exercised against the defaulting Guarantor's and the Salton Sea Guarantors' assets), remedies may be exercised only against the assets of the defaulting Guarantors. No shareholders, partners, or affiliates of the Funding Corporation (other than the Guarantors) and no directors, officers or employees of the Funding Corporation or the Guarantors will guarantee or be in any way liable for the payment of the Securities, the Project Notes or the Guarantees except the guarantee by MEHC for the direct and indirect owners of the Zinc Recovery Project of a specified portion of the scheduled debt service on the Series F Securities including the current principal amount of approximately $137.8 million and associated interest. In addition, the obligations of the Partnership Guarantors and the Royalty Guarantor under the Guarantees are limited to the available cash flows of such Guarantors. As a result, payment of amounts owed pursuant to the Project Notes, the Guarantees, and the Securities is dependent upon the availability of sufficient revenue and royalty payments from the Guarantors' businesses or holdings, after the payment of operating expenses and the satisfaction of certain other obligations.

PAYMENT OF INTEREST AND PRINCIPAL

The interest payment dates for the Securities are May 30 and November 30.

The remaining balance of the $133.0 million initial principal amount of the 7.37% Series B Securities due May 30, 2005 is payable in semiannual installments as follows:

                                                  PERCENTAGE OF
                              PAYMENT           INITIAL PRINCIPAL
                                DATE            AMOUNT PAYABLE
                         --------------------   -----------------

                         May 30, 2003 .......       5.64%
                         November 30, 2003 ..       5.64%
                         May 30, 2004 .......       7.58%
                         November 30, 2004 ..       7.58%
                         May 30, 2005 .......      16.17%

The $109.3 million initial principal amount of the 7.84% Series C Securities due May 30, 2010 is payable in semiannual installments, commencing May 30, 2003, as follows:

                                                  PERCENTAGE OF
                              PAYMENT           INITIAL PRINCIPAL
                                DATE            AMOUNT PAYABLE
                         --------------------   -----------------
                         May 30, 2003 .......       3.31%
                         November 30, 2003 ..       3.31%
                         May 30, 2004 .......       1.66%
                         November 30, 2004 ..       1.66%
                         May 30, 2005 .......       0.83%
                         November 30, 2005 ..       0.83%
                         May 30, 2006 .......       9.86%
                         November 30, 2006 ..       9.86%
                         May 30, 2007 .......       9.84%
                         November 30, 2007 ..       9.84%
                         May 30, 2008 .......      10.09%
                         November 30, 2008 ..      10.09%
                         May 30, 2009 .......      10.01%
                         November 30, 2009 ..      10.01%
                         May 30, 2010 .......       8.81%

The remaining balance of the $65.0 million initial principal amount of the 8.30% Series E Securities due May 30, 2011 is payable in semiannual installments as follows:

                                                  PERCENTAGE OF
                              PAYMENT           INITIAL PRINCIPAL
                                DATE            AMOUNT PAYABLE
                         --------------------   -----------------
                         May 30, 2003 .......       2.31%
                         November 30, 2003 ..       2.31%
                         May 30, 2004 .......       2.50%
                         November 30, 2004 ..       2.50%
                         May 30, 2005 .......       2.69%
                         November 30, 2005 ..       2.69%
                         May 30, 2006 .......       1.92%
                         November 30, 2006 ..       1.92%
                         May 30, 2007 .......       1.92%
                         November 30, 2007 ..       1.92%
                         May 30, 2008 .......       2.69%
                         November 30, 2008 ..       2.69%
                         May 30, 2009 .......       2.50%
                         November 30, 2009 ..       2.50%
                         May 30, 2010 .......      10.38%
                         November 30, 2010 ..      10.38%
                         May 30, 2011 .......      17.42%

The remaining balance of the $285.0 million initial principal amount of the 7.475% Series F Securities due November 30, 2018 is payable in semiannual installments as follows:


                                                  PERCENTAGE OF
                              PAYMENT           INITIAL PRINCIPAL
                                DATE            AMOUNT PAYABLE
                         --------------------   -----------------
                         May 30, 2003 .......       0.50%
                         November 30, 2003 ..       0.50%
                         May 30, 2004 .......       0.63%
                         November 30, 2004 ..       0.63%
                         May 30, 2005 .......       0.63%
                         November 30, 2005 ..       0.63%
                         May 30, 2006 .......       0.65%
                         November 30, 2006 ..       0.65%
                         May 30, 2007 .......       0.38%
                         November 30, 2007 ..       0.38%
                         May 30, 2008 .......       0.88%
                         November 30, 2008 ..       0.88%
                         May 30, 2009 .......       0.38%
                         November 30, 2009 ..       0.38%
                         May 30, 2010 .......       1.25%
                         November 30, 2010 ..       1.25%
                         May 30, 2011 .......       3.00%
                         November 30, 2011 ..       3.00%
                         May 30, 2012 .......       5.75%
                         November 30, 2012 ..       5.75%
                         May 30, 2013 .......       5.08%
                         November 30, 2013 ..       5.08%
                         May 30, 2014 .......       6.00%
                         November 30, 2014 ..       6.00%
                         May 30, 2015 .......       6.55%
                         November 30, 2015 ..       6.55%
                         May 30, 2016 .......       7.05%
                         November 30, 2016 ..       7.05%
                         May 30, 2017 .......       6.88%
                         November 30, 2017 ..       6.88%
                         May 30, 2018 .......       3.45%
                         November 30, 2018 ..       3.45%

PRIORITY OF PAYMENTS

All revenue received by the Salton Sea Guarantors from the Salton Sea Projects, all revenue received by the Partnership Guarantors and all Royalties received by the Royalty Guarantor shall be paid into a Revenue Fund maintained by the depository agent. Amounts paid into the Revenue Fund shall be distributed in the following order of priority: (a) to pay operating and maintenance costs of the Guarantors; (b) to pay certain administrative costs of the agents for the secured parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities and the debt service reserve bonds, if any, and interest and certain fees payable to the debt service reserve letter of credit provider; (d) to pay principal of debt service reserve letter of credit loans and certain related fees and charges; (e) to replenish any shortfall in the Debt Service Reserve Fund; (f) to pay certain breakage costs in respect of debt service reserve letter of credit loans, and indemnification and other expenses to the secured parties, and (g) to the Distribution Fund or Distribution Suspense Fund, as applicable.

DEBT SERVICE RESERVE FUND

The Funding Corporation is obligated at all times to maintain a Debt Service Reserve Fund and/or an acceptable letter of credit. The Debt Service Reserve Fund is funded from available funds in accordance with the priority of payments until the aggregate amount of the fund and letter of credit are equal to:

o through December 31, 1999, the maximum semiannual principal and interest payments on the Securities for the remaining term of the Securities;

o after December 31, 1999 through payment in full of the Initial Securities and the Supplemental Securities, the maximum annual principal and interest payments on the Securities for the remaining term of the Securities; and

o after payment in full of the Initial Securities and the Supplemental Securities, (a) the maximum annual principal and interest payments on the Series F Securities for the remaining term or (b) if the Funding
     Corporation obtains a confirmation of the current ratings of the Securities, the maximum semiannual principal and interest payments on the Series F Securities.

The Debt Service Reserve Letter of Credit, which was being provided by Credit Suisse First Boston, must be issued by a financial institution rated at least "A" by S&P and "A2" by Moody's. As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit and has been extended beyond its current 2004 expiration date or replaced. The fund has a cash balance of $46.3 million as of December 31, 2002.

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

DISTRIBUTIONS

Distributions may be made only from and to the extent of monies on deposit in the Distribution Fund. Such distributions are subject to the prior satisfaction of the following conditions:

(1) the amounts contained in the Principal Fund and the Interest Fund shall be equal to or greater than the aggregate scheduled principal and interest payments next due on the Securities;

(2) no default or event of default under the Indenture shall have occurred and be continuing;

(3) the debt service coverage ratio for the preceding four fiscal quarters, measured as one annual period, is equal to or greater than 1.4 to 1, if such distribution date occurs prior to the year 2000, and, if in or subsequent to the year 2000, is equal to or greater than 1.5 to 1, as certified by an officer of the Funding Corporation;

(4) the projected debt service coverage ratio of the Securities for the succeeding four fiscal quarters measured as one annual period is equal to or greater than 1.4 to 1, if such distribution date occurs prior to the year 2000, and, if such distribution date occurs in or subsequent to the year 2000, is equal to or greater than 1.5 to 1, as certified by an officer of the Funding Corporation;

(5) the debt service reserve fund shall have a balance equal to or greater than the debt service reserve fund required balance or one or more Debt Service Reserve Letter (or Letters) of Credit at least equal to (collectively with the balance, if any, in the Debt Service Reserve Fund) the debt service reserve fund required balance;

(6) an officer of the Funding Corporation provides a certificate (based on customary assumptions) that there are sufficient geothermal resources to operate the Salton Sea Projects and the Partnership Projects at contract capacity through the final maturity date of the Securities; and

(7) substantial completion of each New Project shall have occurred on or prior to such New Project's guaranteed substantial completion date unless the required amount of Securities shall have been redeemed as described above under "Mandatory Redemption" or (ii) the rating agencies shall have confirmed that no rating downgrade would result from such delay; provided that such condition will apply to a New Project only (x) after such New Project's guaranteed substantial completion date or (y) if such New Project has been abandoned.

INCURRENCE OF ADDITIONAL DEBT

The Funding Corporation shall not incur any debt other than "Permitted Debt". "Permitted Debt" means:

(1)    The Securities;

(2) Debt incurred to acquire the East Mesa Project in whole or in part; provided that no such Debt may be incurred unless at the time of such incurrence (i) no default or event of default has occurred and is continuing and (ii) the rating agencies confirm that the incurrence of such debt will not result in a rating downgrade;

(3) Debt incurred to develop, construct, own, operate or acquire additional permitted facilities in the Imperial Valley ("Additional Projects"); provided that no such debt may be incurred unless at the time of such incurrence (i) no default or event of default has occurred and is continuing and (ii) the rating agencies confirm that the Securities will maintain an investment grade rating after giving effect to such debt;

(4) Debt incurred to finance the making of capital improvements to the Salton Sea Projects, the Partnership Projects or Additional Projects required to maintain compliance with applicable law or anticipated changes therein; provided that no such debt may be incurred unless at the time of such incurrence the independent engineer confirms as reasonable (i) a certification by the Funding Corporation (containing customary qualifications) that the proposed capital improvements are reasonably expected to enable such Project to comply with applicable or anticipated legal requirements and (ii) the calculations of the Funding Corporation that demonstrate, after giving effect to the incurrence of such debt, the minimum projected debt service coverage ratio (x) for the next four consecutive fiscal quarters, commencing with the quarter in which such debt is incurred, taken as one annual period, and (y) for each subsequent fiscal year through the final maturity date, will not be less than 1.2 to 1;

(5) Debt incurred to finance the making of capital improvements to the Salton Sea Projects, the Partnership Projects or Additional Projects not
       required by applicable law so long as after giving effect to the incurrence of such debt (i) no default or event of default has occurred and is continuing, and (ii) (A) the independent engineer confirms as reasonable (x) the calculations of the Funding Corporation that demonstrate that the minimum projected debt service coverage ratio for the next four consecutive quarters, taken as one annual period, and each subsequent fiscal year, will not be less than 1.4 to 1, and (y) the calculations of the Funding Corporation that demonstrate the average projected debt service coverage ratio for all succeeding fiscal years until the final maturity date will not be less than 1.7 to 1 or (B) the Rating Agencies confirm that the incurrence of such debt will not result in a rating downgrade;

(6)      Working capital debt in an aggregate amount not to exceed $15,000,000;

(7)    Debt incurred under the Debt Service Reserve LOC Reimbursement Agreement;

(8) Debt incurred in connection with certain permitted interest rate swap arrangements;

(9) Debt incurred by the Funding Corporation in an aggregate amount not to exceed $30,000,000, in connection with the development, construction, ownership, operation, maintenance or acquisition of Permitted Facilities; and

(10) Subordinated debt from affiliates in an aggregate amount not to exceed $200,000,000 which shall be used to finance capital, operating or other costs with respect to the Projects or Additional Projects.

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

CONSIDERATIONS REGARDING LIMITATION ON REMEDIES

A significant portion of the proceeds of the Initial Offering were distributed to MEHC to repay certain non-recourse indebtedness incurred by MEHC in connection with the acquisition of Magma (including the Guarantors). The Royalty Guarantor has purchased an assignment of the royalties from Magma pursuant to the Magma Assignment Agreement. Magma has also agreed to make certain payments to CEOC pursuant to the Magma Services Agreement and to secure such payment obligation with a collateral assignment of certain cash flows. The Guarantors have executed Guarantees with respect to the entire amount of Securities. Under certain circumstances (including a proceeding under Title 11 of the United States Code or any similar proceeding), it is possible that a creditor of a Guarantor or Magma could make a claim, under federal or state fraudulent conveyance laws, that the Funding Corporation's claims under the Credit Agreements, the Security Holders' claims under the Guarantees, the Royalty Guarantor's interest pursuant to the Magma Assignment Agreement or CEOC's rights under the Magma Services Agreement should be subordinated or not enforced in accordance with such instruments' terms or that payments thereunder (including payments to the Holders of the Securities) should be recovered. In order to prevail on such a claim, a claimant would have to demonstrate that the obligations incurred under any Guarantor's Credit Agreement or Guarantee or the transfers made under the Magma Assignment Agreement or the Magma Services Agreement were not incurred in good faith or that any Guarantor or Magma did not receive fair consideration in connection with such obligations and transfers, and that any Guarantor or Magma is and was insolvent at the time of entering into the Credit Agreement, Guarantee, the Magma Assignment Agreement and/or the Magma Services Agreement or that it did not have and will not have sufficient capital for carrying on its business or was not and will not be able to pay its debts as they mature.

POWER PRICE AND SALES UNCERTAINTY

The Power Purchase Agreements pursuant to which each of the Vulcan, Del Ranch, Elmore, Leathers, Salton Sea II and Salton Sea III Projects sell electricity to Edison are SO4 Agreements. These agreements provide for both capacity payments and energy payments for a term of 30 years. While the basis for the capacity payment is fixed for the entire 30-year term, the price of energy payments is fixed only for the first ten years of the term. Thereafter, the required energy payment converted to Edison's Avoided Cost of Energy, as determined by a methodology approved by, and subject to change by, the California Public Utility Commission. In June and November 2001, the Imperial Valley Projects, which receive Edison's Avoided Cost of Energy entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy rate in lieu of Edison's Avoided Cost of Energy. The fixed energy payment was 3.25 cents per kW-hour from December 1, 2001 through April 30, 2002 and 5.37 cents per kW-hour commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the year ended December 2002, 2001 and 2000, Edison's average avoided cost of energy was 3.5 cents, 7.4 cents and 5.8 cents per kWh, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Funding Corporation and the Guarantors cannot predict the likely level of avoided cost of energy prices under these agreements.

Although up to 22 MW of the net electrical output of Salton Sea V is expected to be sold for use by the Zinc Recovery Project pursuant to a power purchase agreement and power from the CE Turbo Project may also be used by the Zinc Recovery Project pursuant to a separate power purchase agreement, neither Salton Sea V nor the CE Turbo Project currently has any power sales agreements for any portion of the capacity of such Projects. The strategy for Salton Sea V and the CE Turbo Project is to sell output not needed by the Zinc Recovery Project in short term transactions through established energy markets or in such other transactions from time to time as may be found to be more advantageous than those conducted through established energy markets. Energy prices are expected to have the characteristics of short-term spot prices and to fluctuate from time to time in a manner that cannot be predicted with accuracy and is not within the control of the Funding Corporation, the Guarantors or any other person.

RELIANCE ON SINGLE UTILITY CUSTOMER

Each of the Vulcan, Del Ranch, Elmore, Leathers and Salton Sea I-IV Projects relies on an agreement with Edison to generate 100% of its operating revenue. The payments (excluding those for power sales from March 22 through June 22, 2001) under these agreements have constituted 100% of the operating revenue of each Project since its inception, and may do so for the life of the Securities. Any material failure of Edison to fulfill its contractual obligations under the Power Purchase Agreements could have a material adverse effect on the ability of the Funding Corporation to pay principal of and interest on the Securities.

ZINC PRICE AND SALES UNCERTAINTY

In September 1999, Minerals entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

Because most of the Zinc Recovery Project's revenue are and will be derived from the sale of zinc, earnings are and will be directly related to the price of zinc in the domestic and world markets. However, zinc prices fluctuate and are affected by numerous factors, including expectations of inflation, speculative activities, currency exchange rates, interest rates, global and regional demand and production, political and economic conditions, discovery of new deposits, and production costs in major producing regions. The aggregate effect of these factors, all of which are beyond the control of the Funding Corporation or the Guarantors, is impossible for the Funding Corporation to predict.

OPERATIONAL UNCERTAINTY

Although several of the power projects have been operating for a number of years and the Zinc Recovery Project is producing limited quantities, full production at the Zinc Recovery Project is not expected until late-2003, and is subject to customary risks associated with the operation of metals processing plants including operational risks, cost overruns and failures to perform in accordance with contract terms. In addition, while each of the individual process steps to be utilized in the Zinc Recovery Project (including ion exchange, solvent extraction and electrowinning) has been in operation for more than twenty years and the demonstration plant at the SSKGRA has successfully recovered zinc through this integrated process, the integrated process for the production of zinc from geothermal brine has not been attempted in a large scale commercial facility for an extended period of time. Any material unremedied,

UNCERTAINTIES RELATING TO EXPLORATION AND DEVELOPMENT OF GEOTHERMAL ENERGY RESOURCES

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

EMPLOYEES

Employees necessary for the operation of the Imperial Valley Projects are provided by CEOC. As of December 31, 2002, CEOC employed 276 people at the projects, collectively. CEOC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, hydrology, volcanology, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management, and electric power operation. CEOC employees are not covered by any collective bargaining agreement. The Funding Corporation believes that CEOC's employee relations are good.

ITEM 2.   PROPERTIES.

See page 5 for a schedule of the Guarantors' facilities.

ITEM 3.   LEGAL PROCEEDINGS.

In addition to the proceedings described below, some of the projects are currently parties to various minor items of litigation in the normal course of business none of which, if determined adversely, would have a material adverse effect on those projects financial position, results of operations or cash flows.

Edison/California Power Exchange - Past Due Amounts
---------------------------------------------------

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $46.3 million as of December 31, 2002.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $2.7 million as of December 31, 2002. The Project entities are vigorously pursuing collection of the capacity bonus payments.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea II returned to service on December 17, 2002. Edison has failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing, and has improperly derated Salton Sea II from 15 MW to 12.5 MW under the Salton Sea II power purchase agreement. On January 29, 2003, Salton Sea Power Generation L.P., owner of Salton Sea II, served a complaint on Edison for such unpaid amount and to rescind such deration.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Kvaerner Arbitration
--------------------

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, Minerals issued notices of default termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the contract, the Guarantors drew $29.6 million under the EPC contract letter of credit on July 20, 2001. The liquidated damages have been accounted for as a reduction of the capitalized costs of the project. The Guarantors have entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

On July 11, 2001, Kvaerner filed an Amended Demand for Arbitration against Minerals characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim. On August 7, 2001, Minerals filed an Answering Statement and Counterclaim against Kvaerner. Minerals denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, Minerals has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit.

On May 23, 2002, Minerals and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, Minerals retained the amounts drawn under the letter of credit, the EPC retainage amounts and the EPC contract balance and will pay to Kvaerner three equal installments of $2.25 million payable in January of 2003, 2004 and 2005.

Stone & Webster
---------------

The Salton Sea V and CE Turbo Projects were constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to date certain, fixed-price, turnkey engineering, procure, construct and manage contracts (collectively, the "Salton Sea V and CE Turbo Projects EPC Contracts"). On March 7, 2002, Power L.L.C., Vulcan, Del Ranch, and CE Turbo, (collectively, the "Salton Sea V and CE Turbo Project Owners", the owners of the Salton Sea V and CE Turbo Projects, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V and CE Turbo Projects pursuant to the Salton Sea V and CE Turbo Projects EPC Contracts. On November 25, 2002, the CE Turbo Project Owner entered into a Settlement Agreement with Stone & Webster. The breach of contract and breach of warranty claims made by the owners of the Salton Sea V Project are still pending and the hearing is scheduled to commence in April 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

Salton Sea Funding Corporation
------------------------------

The following tables set forth selected historical financial and operating data of the Funding Corporation. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                                              YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                              2002         2001         2000       1999       1998(1)
                                            ---------    ---------    --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Total revenue ...........................   $  39,755    $  41,791    $ 43,718   $ 48,538   $ 39,329
Income (loss) before cumulative effect of
  change in accounting principle ........          85          (37)        174      1,123      1,783
Net income (loss) .......................        (125)        (137)        174      1,123      1,783

BALANCE SHEET DATA:
Total assets ............................   $ 570,503    $ 540,580    $565,375   $585,648   $659,337
Senior secured notes and bonds ..........     491,678      520,250     543,908    568,980    626,816
Total liabilities .......................     557,085      527,482     552,140    572,587    647,399
Total stockholder's equity ..............      13,418       13,098      13,235     13,061     11,938

(1) On October 13, 1998 Funding Corporation issued additional securities of $285.0 million of Salton Sea Notes and Bonds Series F.

Salton Sea Guarantors
---------------------

The following tables set forth selected historical combined financial and operating data of the Salton Sea Guarantors. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                                             YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                             2002(1)       2001        2000(2)    1999(3)     1998
                                            ---------    ---------    --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Operating revenue .......................   $  84,176    $ 110,941    $ 98,057   $ 81,850   $106,274
Total revenue ...........................      87,893      113,228      98,410     83,718    107,091
Income (loss) before cumulative effect of
  change in accounting principle ........     (12,957)        (807)     28,323     23,045     45,939
Net income (loss) .......................     (33,975)      (9,550)     28,323     23,045     45,939

BALANCE SHEET DATA:
Total assets ............................   $ 584,279    $ 629,950    $626,543   $633,014   $628,515
Senior secured project note .............     246,419      266,899     284,217    293,954    310,030
Total liabilities .......................     296,309      308,005     295,048    329,842    348,388


(1) 2002 net loss includes a $21.0 million impairment of goodwill recognized as a cumulative effect of change in accounting principle.
(2)  Salton Sea V commenced operations in the third quarter of 2000.
(3)  In 1999 the fixed price period for the Salton Sea III project expired.

Partnership Guarantors
----------------------

The following tables set forth selected historical combined financial and operating data of the Partnership Guarantors. The data should be read in conjunction with the financial statements and related notes, and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                                             YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                             2002(1)       2001      2000(2)    1999(3)     1998
                                            ---------    --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Operating revenue .......................   $  94,697    $119,738   $103,250   $105,921   $165,779
Total revenue ...........................      96,440     126,318    108,184    114,988    172,565
Income (loss) before cumulative effect of
  change in accounting principles .......     (10,828)     22,975     27,180     25,481     37,134
Net income (loss) .......................     (10,828)     16,085     27,180     25,481     37,134

BALANCE SHEET DATA:
Total assets ............................   $ 970,197    $938,342   $921,701   $901,892   $907,819
Senior secured project note .............     244,116     248,742    250,650    261,212    293,576
Total liabilities .......................     368,909     370,763    370,207    377,578    408,986

(1)  During   December  2002,  the  Zinc  Recovery   Project  became   partially
     operational.

(2)  CE Turbo commenced operations in the third quarter of 2000.

(3) The decrease in revenue and net income in 1999 was primarily due to the expiration of the fixed price periods for the Elmore and Del Ranch Projects.

Royalty Guarantor
-----------------

The following tables set forth selected historical financial and operating data of the Royalty Guarantor. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands).

                                             YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                  2002      2001      2000      1999    1998(1)
                                -------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
Total revenue ...............   $12,577   $16,882   $14,130   $26,274   $51,703
Net income ..................     8,171    10,092     7,352    19,222    19,497

BALANCE SHEET DATA:
Total assets ................   $83,989   $79,300   $73,670   $71,116   $77,432
Senior secured project note .     1,147     4,607     9,041    13,814    23,210
Total liabilities ...........     1,154     4,636     9,098    13,896    39,434

(1) In 1998, the Royalty Guarantor received $25.0 million in a settlement related to the Geo East Mesa payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the Funding Corporation and Guarantors financial condition and results of operations during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with "Selected Consolidated Financial and Operating Data" and the Funding Corporation and Guarantors historical financial statements and the notes to those statements included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used by management in the preparation of the Financial Statements.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Guarantors' assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Guarantors' historical experience, estimates of the recoverability of amounts due could be adversely affected.

Impairment of Long-Lived Assets
-------------------------------

The Guarantors' long-lived assets consist primarily of property, plant and equipment and intangible assets with useful lives that range from 3 to 40 years, and acquired goodwill. The Guarantors' believe the useful lives of its long-lived assets are reasonable. The Guarantors' also evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could effect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Guarantor's expect to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value, which is based on discounted estimated cash flows from the future use of the asset.

The estimated cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Guarantors' would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the assets, management's plans, the determination of the useful life of the assets and technology change in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2002 AND 2001

For purposes of consistency in financial presentation, plant capacity factors for the Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV, and Salton Sea V plants, are based on nominal capacity amounts of 10, 20, 50, 40 and 49 net MW, respectively and for the Vulcan, Elmore, Leathers, Del Ranch, and CE Turbo plants are based on capacity amounts of 34, 38, 38, 38, and 10 net MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amounts listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

The following operating data represents the aggregate capacity and electricity production of Salton Sea I and II, Salton Sea III, Salton Sea IV and Salton Sea
V:
                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                               2002           2001
                                             ---------      ---------
     Overall capacity factor ...........          78.4%          80.1%
     Capacity NMW (weighted average) ...         168.4          168.4
     MWh produced ......................     1,156,800      1,180,900

Vulcan, Elmore, Leathers, Del Ranch and CE Turbo:

                                            YEARS ENDED DECEMBER 31,
                                             ------------------------
                                               2002           2001
                                             ---------      ---------
     Overall capacity factor ...........         101.5%         100.0%
     Capacity NMW (weighted average) ...         158.0          158.0
     MWh produced ......................     1,405,000      1,384,700

The Salton Sea Guarantors' operating revenue decreased to $84.2 million for the year ended December 31, 2002 from $110.9 million for the same period in 2001. The decrease was primarily due to lower energy rates and lower production due to more overhauls in 2002. Due to uncertainties associated with Edison's financial condition, Edison's failure to pay and the bankruptcy of PX, the Salton Sea Guarantors established an allowance for doubtful accounts of approximately $9.8 million in the year ended December 31, 2001 as a reduction in operating revenue. As of December 31, 2002, the balance of the allowance for doubtful accounts is $3.8 million.

The Salton Sea Guarantors' interest and other income increased to $3.7 million for the year ended December 31, 2002 from $2.3 million for the same period in 2001. The increase was due to a business interruption insurance recovery for lost revenue at Unit 2 from an equipment failure partially offset by lower interest income due to fewer months of interest earned on the past due balances from Edison compared to 2001.

The Partnership Guarantors' operating revenue decreased to $94.7 million for the year ended December 31, 2002 from $119.7 million for the same period in 2001. The decrease was due to lower rates offset by higher production in 2002. Due to uncertainties associated with Edison's financial condition, Edison's failure to pay and the bankruptcy of PX, the Partnership Guarantors' established an allowance for doubtful accounts of approximately $14.9 million in the year ended December 31, 2001 as a reduction in operating revenue. As of December 31, 2002, the balance of the allowance for doubtful accounts is $2.7 million.

The Partnership Guarantors' interest and other income for the year ended December 31, 2002 decreased to $1.7 million from $6.6 million for the same period in 2001. The decrease was due to lower interest income due to fewer months interest earned on the past due balances from Edison compared to 2001.

The Royalty Guarantors' revenue decreased to $12.6 million for the year ended December 31, 2002 from $16.9 million for the same period in 2001. The decrease was the result of lower energy revenue at the Partnership Projects resulting in lower royalty income.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, decreased to $59.2 million for the year ended December 31, 2002, from $61.6 million for the same period in 2001 primarily due to lower royalty costs due to lower revenue.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $88.0 million for the year ended December 31, 2002, from $62.7 million for the same period in 2001. The increase in expenses from 2001 to 2002 was primarily due to start up expenses at the Zinc plant.

The Royalty Guarantors' operating expenses decreased to $3.3 million for the year ended December 31, 2002 from $4.4 million for the year ended December 31, 2001. The decrease in expenses from 2001 to 2002 was primarily due to lower royalty revenue from the Partnership Projects.

The Salton Sea Guarantors' depreciation and amortization increased to $21.2 million for the year ended December 31, 2002 from $17.3 million for the year ended December 31, 2001. The increase was due to additional equipment bought in 2002 partially offset by the decrease in goodwill amortization of $1.3 million due the discontinuation of goodwill amortization in 2002.

The Partnership Guarantors' depreciation and amortization increased to $23.2 million for the year ended December 31, 2002 from $22.8 million for the year ended December 31, 2001. The increase was due primarily to additional equipment bought in 2002 partially offset by the decrease in goodwill amortization of $3.6 million due the discontinuation of goodwill amortization in 2002.

The Royalty Guarantors' depreciation and amortization decreased to $0.9 million for the year ended December 31, 2002 from $1.8 million for the year ended December 31, 2001. The decrease was due to discontinuation of goodwill amortization in 2002.

The Salton Sea Guarantors' interest expense increased to $20.4 million for the year ended December 31, 2002 from $20.1 million for the year ended December 31, 2001. The increase was due primarily to the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $9.1 million for the year ended December 31, 2002 from $6.1 million for the year ended December 31, 2001. The increase was due to the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness.

The Royalty Guarantors' interest expense decreased to $0.3 million for the year ended December 31, 2002 from $0.6 million for the year ended December 31, 2001. The decrease was due to lower indebtedness.

The asset impairment at the Salton Sea Guarantors in 2001 reflects the write off of the book value of a steam turbine. The Salton Sea Guarantors determined that the turbine, which had been held in storage for use in new development projects, no longer had any significant value.

The Salton Sea Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' income tax provision, decreased to a benefit of $13.1 million for the year ended December 31, 2002 from an expense of $11.7 million for the year ended December 31, 2001. The decrease was due to lower pre-tax income. The effective tax rate was 54.8% and 33.8% in 2002 and 2001, respectively. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits, the resolution of certain tax issues, primarily related to depletion, and depletion deductions. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after payment of operating expenses and debt service. During 2002, the Partnership Guarantors made considerable progress on several significant income tax examination matters for prior tax years, including percentage of depletion, which resulted in a decrease in income tax expense of $3.1 million in 2002.

During 2002, the Guarantors adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. In accordance with SFAS 142, the Guarantors' completed their transitional and annual goodwill impairment test during the second and fourth quarters of 2002, primarily using a discounted cash flow methodology as of January 1, 2002 and October 31, 2002, respectively. The transitional impairment test indicated a potential goodwill impairment at the Salton Sea Guarantors and the Partnership Guarantors. During the fourth quarter, the Salton Sea Guarantors and the Partnership Guarantors completed their assessment of the implied fair value of goodwill. As a result, an impairment of goodwill was recognized as a cumulative effect of change in accounting principle of $21.0 million at the Salton Sea Guarantors as of January 1, 2002. However, as a result of this test, no goodwill impairment was recognized at the Partnership Guarantors as of January 1, 2002. Additionally, the Guarantors annual goodwill impairment tests indicated no goodwill impairment existed at October 31, 2002.

During 2001, the Guarantors changed their policy of accounting for overhaul and well rework costs. These costs, which had historically been accounted for using deferral methods, are now expensed as incurred. The new policy went into effect January 1, 2001 and during 2001, the Salton Sea Guarantors recorded a cumulative effect of this change of $8.7 million and the Partnership Guarantors recorded a cumulative effect of this change of $6.9 million, net of tax.

The Funding Corporation's net loss was $0.1 million for the year ended December 31, 2002 compared to a net loss of $0.1 million for the year ended December 31, 2001, which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2001 AND 2000

For purposes of consistency in financial presentation, plant capacity factors for the Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV, and Salton Sea V plants, are based on nominal capacity amounts of 10, 20, 50, 40 and 49 net MW, respectively and for the Vulcan, Elmore, Leathers, Del Ranch, and CE Turbo plants are based on capacity amounts of 34, 38, 38, 38, and 10 net MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amounts listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

The following operating data represents the aggregate capacity and electricity production of Salton Sea I and II, Salton Sea III, Salton Sea IV and Salton Sea
V:

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                               2002           2001
                                             ---------      ---------
     Overall capacity factor ...........          80.1%          76.1%
     Capacity NMW (weighted average) ...         168.4          146.1
     MWh produced ......................     1,180,900        976,500

Vulcan, Elmore, Leathers, Del Ranch and CE Turbo:

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                               2002           2001
                                             ---------      ---------
     Overall capacity factor ...........         100.0%          98.8%
     Capacity NMW (weighted average) ...         158.0          152.1
     MWh produced ......................     1,384,700      1,320,300

The Salton Sea Guarantors' operating revenue increased to $110.9 million for the year ended December 31, 2001 from $98.1 million for the same period in 2000. The increase was primarily due to higher energy rates in 2001, the start up of Salton Sea V in the third quarter of 2000 and scheduled overhauls in 2000, which were more extensive compared to 2001. Due to uncertainties associated with Edison's financial condition and failure to pay and the bankruptcy of PX, the Salton Sea Guarantors established an allowance for doubtful accounts of approximately $9.8 million in the year ended December 31, 2001.

The Salton Sea Guarantors' interest and other income increased to $2.3 million in 2001 from $0.4 million in 2000. The increase was due to interest income earned on past due balances from Edison in 2001.

The Partnership Guarantors' operating revenue increased to $119.7 million for the year ended December 31, 2001 from $103.3 million for the same period in 2000. The increase was due to higher energy rates, the start up of CE Turbo in the third quarter of 2000 and more production due to fewer outages compared to 2000. Due to uncertainties associated with Edison's financial condition and failure to pay and the bankruptcy of PX, the Partnership Guarantors' established an allowance for doubtful accounts of approximately $14.9 million in the year ended December 31, 2001.

The Partnership Guarantors interest and other income for the year ended December 31, 2001 increased to $6.6 million from $4.9 million for the same period in 2000. The increase was due to interest income earned on past due balances from Edison in 2001.

The Royalty Guarantor revenue increased to $16.9 million for the year ended December 31, 2001 from $14.1 million for the same period in 2000. The increase was the result of higher energy revenue at the Partnership Projects resulting in higher royalties.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $61.6 million for the year ended December 31, 2001, from $40.8 million for the same period in 2000. The increase in expenses from 2000 to 2001 was primarily due to higher operating costs resulting from Salton Sea V costs for an entire year, higher brine disposal costs and higher royalty costs due to higher revenue.

The Partnership Guarantors' operating expenses, which include royalty, operating, and general and administrative expenses, increased to $62.7 million for the year ended December 31, 2001, from $53.0 million for the same period in 2000. The increase in costs from 2000 to 2001 was due primarily to higher royalty expense due to higher revenue, start up of the CE Turbo Project in the third quarter of 2000 and higher brine disposal costs.

The Royalty Guarantors' operating expenses increased to $4.4 million for the year ended December 31, 2001 from $3.9 million for the year ended December 31, 2000. The increase from 2000 to 2001 was due to higher royalties from higher energy revenue from the Partnership projects.

The Salton Sea Guarantors' depreciation and amortization increased to $17.3 million for the year ended December 31, 2001 from $16.0 million for the year ended December 31, 2000. The increase was due to a full year of depreciation at Salton Sea V.

The Partnership Guarantors' depreciation and amortization increased to $22.8 million for the year ended December 31, 2001 from $19.7 million for the same period in 2000. The increase was primarily due to the upgraded brine handling system and the start up of the CE Turbo Project in the third quarter of 2000.

The Royalty Guarantor's amortization decreased to $1.8 million for the year ended December 31, 2001 from $2.0 million for the same period in 2000. The changes are consistent with the Company's scheduled amortization of the royalty stream and the excess of cost over fair value related to the Magma acquisition.

The Salton Sea Guarantors' interest expense, net of capitalized amounts, increased to $20.1 million for the year ended December 31, 2001 from $13.3 million for the same period in 2000. The increase was due primarily to the discontinuance of capitalizing interest on the minerals extraction process and Salton Sea V partially offset by reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $6.1 million for the year ended December 31, 2001 from $0.6 million for the same period in 2000. The increase is a result of the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness.

The Royalty Guarantors' interest expense decreased to $0.6 million for the year ended December 31, 2001 from $1.0 million for the same period in 2000. The decrease was due to the repayment of debt.

The asset impairment at the Salton Sea Guarantors in 2001 reflects the write off of the book value of a steam turbine. The Salton Sea Guarantors determined that the turbine, which had been held in storage for use in new development projects, no longer had any significant value.

The Salton Sea Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' income tax provision increased to $11.7 million for the year ended December 31, 2001 from $7.7 million for the same period in 2000. The effective tax rate was 33.8% and 22.1% in 2001 and 2000, respectively. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after payment of operating expenses and debt service.

During 2001, the Guarantors changed their policy of accounting for overhaul and well rework costs. These costs, which had historically been accounted for using deferral methods, are now expensed as incurred. The new policy went into effect January 1, 2001 and during 2001, the Salton Sea Guarantors recorded a cumulative effect of this change of $8.7 million and the Partnership Guarantors recorded a cumulative effect of this change of $6.9 million, net of tax. If Salton Sea Guarantors and Partnership Guarantors had adopted the policy as of January 1, 2000, net income would have been $1.1 million lower and $4.9 million higher, respectively, in 2000 on a proforma basis.

The Funding Corporation's net loss was $0.1 million for the year ended December 31, 2001 compared to a net income of $0.2 million for the year ended December 31, 2000, which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

RELATED PARTY TRANSACTIONS

On September 29, 2000, Salton Sea Power and CE Turbo entered into an agreement to sell all available power from the Salton Sea V Project and CE Turbo Project to EPME. Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California ISO markets. The purchase price for the available power was equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and CE Turbo Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V Project and CE Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into Transaction Agreements to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and CE Turbo Project) ceased selling available power to EPME and resumed power sales to Edison under the Power Purchase Agreements ("PPAs"). Effective September 16, 2002 Salton Sea Power and CE Turbo entered into Transaction Agreements to sell available power to EPME at increased percentages of the Dow Jones SP-15 Index.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo and began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide Minerals with its full electrical energy requirements at the market rates available to them, less wheeling costs.

Effective August 1, 2002, Salton Sea Power and CE Turbo amended their respective power sale agreements with Minerals to provide for a fixed price of $31.00 per megawatt hour for all hours of August 1, 2002 through December 31, 2002. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.4 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively, and there were no sales to Minerals from CE Turbo for the years ended December 31, 2002 and 2001, respectively. There were no material accounts receivable balances at December 31, 2002 and 2001.

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of 7.475% Senior Secured Series F bonds due November 30, 2018. A portion of the proceeds were used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate not owned by CE Generation. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Minerals) are among the guarantors of the Funding Corporation debt. In connection with the divestiture of CE Generation in 1999, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on the Imperial Valley Project Loans including the current principal amount of approximately $137.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The operating Salton Sea Guarantors' only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The operating Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than CE Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects. Because of the Guarantor's dependence on Edison, if Edison fails to fulfill its obligations to the projects, it could significantly impair the ability, of the Guarantors, to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Funding Corporation has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise primarily from long-term debt. Contractual obligations that could make future payments arise primarily from lines of credit and standby letters of credit. The following tables identify material obligations and commitments as of December 31, 2002 (in thousands):

                                                        PAYMENTS DUE BY PERIOD
                                            -----------------------------------------------------
                                                       Less Than     2-3        4-5      After 5
                                             Total      1 Year      Years      Years      Years
                                            --------   ---------   -------    -------    --------
     Contractual cash obligations-
         Long-term debt ................    $491,678    $28,086    $60,962    $53,890    $348,740
                                            ========    =======    =======    =======    ========

                                                      COMMITMENT EXPIRATION PER PERIOD
                                            -----------------------------------------------------
                                                       Less Than     2-3       4-5        After 5
                                             Total      1 Year      Years      Years      Years
                                            --------   ---------   -------    -------    --------
     Other commercial commitments:
       Lines of credit(1) ..............    $ 15,000    $15,000    $  --      $  --      $   --
       Standby letters of credit(2) ....      67,600       --       67,600       --          --
                                            --------    -------    -------    -------    --------
         Total commercial commitments ..    $ 82,600    $15,000    $67,600       --          --
                                            ========    =======    =======    =======    ========

(1) The line of credit represent the unused borrowing capacity available to the Funding Corporation, as of December 31, 2002.

(2)  The Standby Letter of Credit matures in July 2004.

Zinc Recovery Project
---------------------

Minerals developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Imperial Valley Projects. A plant has successfully produced commercial quality zinc at the projects. The affiliates of Minerals may develop facilities for the extraction of manganese, silica and other products as it further develops the extraction technology.

Minerals constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities have been installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are being produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year. Limited production began during December 2002 and full production is expected by late-2003. In September 1999, Minerals entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

Total capital costs, excluding interest during construction, of the Zinc Recovery Project are approximately $151.6 million, net of payments for liquidated damages, through December 31, 2002. Minerals anticipates incurring $16.3 million in capital expenditures during 2003 to optimize production.

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, Minerals issued notices of default termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the contract, the Guarantors drew $29.6 million under the EPC contract letter of credit on July 20, 2001. The liquidated damages have been accounted for as a reduction of the capitalized costs of the project. The Guarantors have entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

On July 11, 2001, Kvaerner filed an Amended Demand for Arbitration against Minerals characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim. On August 7, 2001, Minerals filed an Answering Statement and Counterclaim against Kvaerner. Minerals denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, Minerals has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit.

On May 23, 2002, Minerals and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, Minerals retained the amounts drawn under the letter of credit, the EPC retainage amounts and the EPC contract balance and will pay to Kvaerner three equal installments of $2.25 million payable in January of 2003, 2004 and 2005.

Edison/California Power Exchange - Past Due Amounts
---------------------------------------------------

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $46.3 million as of December 31, 2002.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $2.7 million as of December 31, 2002. The Project entities are vigorously pursuing collection of the capacity bonus payments.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea II returned to service on December 17, 2002. Edison has failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing, and has improperly derated Salton Sea II from 15 MW to 12.5 MW under the Salton Sea II power purchase agreement. On January 29, 2003, Salton Sea Power Generation L.P., owner of Salton Sea II, served a complaint on Edison for such unpaid amount and to rescind such deration.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

ENVIRONMENTAL LIABILITIES

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2002 and December 31, 2001, the Guarantors environmental liabilities recorded on the balance sheet were not material.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Funding Corporation and Guarantors have a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The Funding Corporation and Guarantors do not expect the adoption of SFAS 143 to have a material effect on its financial position, results of operations or cash flows.


In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Funding Corporation and Guarantors do not expect the adoption of FIN 45 will have a material effect on its financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

INTEREST RATE RISK

At December 31, 2002 and 2001, respectively, the Funding Corporation had fixed-rate long-term debt of $491.7 million and $520.3 million in principal amount and having a fair value of $464.6 million and $478.8 million. These instruments are fixed-rate and therefore do not expose the Funding Corporation to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $26.2 million and $28.1 million if interest rates were to increase by 10% from their levels at December 31, 2002 and 2001, respectively. In general, such a decrease in fair value would impact earnings and cash flows only if the Funding Corporation were to reacquire all or a portion of these instruments prior to their maturity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SALTON SEA FUNDING CORPORATION

  Independent Auditors' Report............................................ 33

  Balance Sheets as of December 31, 2002 and 2001 ........................ 34

  Statements of Operations for the Three Years Ended December 31, 2002.... 35

  Statements of Stockholder's Equity for the Three Years Ended
    December 31, 2002..................................................... 36

  Statements of Cash Flows for the Three Years Ended December 31, 2002 ... 37

  Notes to Financial Statements........................................... 38

SALTON SEA GUARANTORS

  Independent Auditors' Report............................................ 42

  Combined Balance Sheets as of December 31, 2002 and 2001................ 43

  Combined Statements of Operations for the Three Years Ended
    December 31, 2002..................................................... 44

  Combined Statements of Guarantors' Equity for the Three Years Ended
    December 31, 2002..................................................... 45

  Combined Statements of Cash Flows for the Three Years Ended
    December 31, 2002..................................................... 46

  Notes to Combined Financial Statements.................................. 47

PARTNERSHIP GUARANTORS

  Independent Auditors' Report............................................ 55

  Combined Balance Sheets as of December 31, 2002 and 2001................ 56

  Combined Statements of Operations for the Three Years Ended
    December 31, 2002..................................................... 57

  Combined Statements of Guarantors' Equity for the Three Years
    Ended December 31, 2002............................................... 58

  Combined Statements of Cash Flows for the Three Years
    Ended December 31, 2002............................................... 59

  Notes to Combined Financial Statements.................................. 60

SALTON SEA ROYALTY LLC

  Independent Auditors' Report............................................ 73

  Balance Sheets as of December 31, 2002 and 2001......................... 74

  Statements of Operations for the Three Years Ended December 31, 2002.... 75

  Statements of Equity for the Three Years Ended December 31, 2002........ 76

  Statements of Cash Flows for the Three Years Ended December 31, 2002.... 77

  Notes to Financial Statements........................................... 78

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

     We have audited the accompanying balance sheets of Salton Sea Funding Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Funding Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, in 2002 the equity method investees of Salton Sea Funding Corporation changed their accounting policy for goodwill and other intangible asset and in 2001 the equity method investees of Salton Sea Funding Corporation changed their accounting policy for overhaul and well rework costs.


/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 24, 2003 (January 29, 2003 as to Note 6)

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                (Amounts in thousands, except per share amounts)

                                                               2002       2001
                                                             --------   --------

                                     ASSETS
Current assets:
  Cash ...................................................   $ 19,583   $  4,361
  Restricted cash ........................................     46,293      2,949
  Accrued interest receivable and other assets ...........      3,228      3,351
  Current portion secured project notes from Guarantors ..     28,086     28,572
                                                             --------   --------
    Total current assets .................................     97,190     39,233
                                                             --------   --------
Secured project notes from Guarantors ....................    463,592    491,678
Investment in 1% of net assets of Guarantors .............      9,721      9,669
                                                             --------   --------
TOTAL ASSETS .............................................   $570,503   $540,580
                                                             ========   ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accrued liabilities ....................................   $  3,156   $  3,333
  Current portion of long-term debt ......................     28,086     28,572
                                                             --------   --------
    Total current liabilities ............................     31,242     31,905
                                                             --------   --------
Due to affiliates ........................................     62,251      3,899
Senior secured notes and bonds ...........................    463,592    491,678
                                                             --------   --------
  Total liabilities ......................................    557,085    527,482
                                                             --------   --------

Commitments and contingencies (Note 3, 4 and 5)

Stockholder's equity:
  Common stock authorized - 1,000
    shares, par value $.01 per share;
    issued and outstanding 100 shares ....................       --         --
  Additional paid-in capital .............................      5,811      5,366
  Retained earnings ......................................      7,607      7,732
                                                             --------   --------
    Total stockholder's equity ...........................     13,418     13,098
                                                             --------   --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...............   $570,503   $540,580
                                                             ========   ========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                              2002        2001        2000
                                            --------    --------    -------
REVENUE:
  Interest income .......................   $ 39,938    $ 41,389    $43,128
  Equity in earnings (loss) of Guarantors       (183)        402        590
                                            --------    --------    -------
    Total revenue .......................     39,755      41,791     43,718
COSTS AND EXPENSES:
  General and administrative expenses ...        720       1,089        971
  Interest expense ......................     38,891      40,765     42,452
                                            --------    --------    -------
    Total costs and expenses ............     39,611      41,854     43,423
                                            --------    --------    -------
INCOME (LOSS) BEFORE INCOME TAXES .......        144         (63)       295
  Provision (benefit) for income taxes ..         59         (26)       121
                                            --------    --------    -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE .....         85         (37)       174
Cumulative effect of change in accounting
  principle, (Note 2) ...................       (210)       (100)      --
                                            --------    --------    -------
NET INCOME (LOSS) .......................   $   (125)   $   (137)   $   174
                                            ========    ========    =======

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                  (Amounts in thousands, except share amounts)

                                           COMMON STOCK     ADDITIONAL
                                        ------------------    PAID-IN    RETAINED     TOTAL
                                        SHARES     AMOUNT     CAPITAL    EARNINGS      EQUITY
                                        -------    -------  ----------   --------     --------

Balance, January 1, 2000 ...........        100    $  --      $ 5,366    $ 7,695     $ 13,061

  Net income .......................       --         --         --          174          174
                                        -------    -------    -------    -------     --------

BALANCE, DECEMBER 31, 2000 .........        100       --        5,366      7,869       13,235

  Net loss .........................       --         --         --         (137)        (137)
                                        -------    -------    -------    -------     --------

BALANCE, DECEMBER 31, 2001 .........        100       --        5,366      7,732       13,098

  Net loss .........................       --         --         --         (125)        (125)

  Adjustments resulting from capital
    transactions of Guarantors .....       --         --          445       --            445
                                        -------    -------    -------    -------     --------

BALANCE, DECEMBER 31, 2002 .........        100    $  --      $ 5,811    $ 7,607     $ 13,418
                                        =======    =======    =======    =======     ========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                         2002         2001         2000
                                                       --------     --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................    $   (125)    $   (137)    $    174
  Adjustments to reconcile net income (loss) to net
    cash flows from operating activities -
    Equity in loss (earnings) of Guarantors .......         393         (232)        (590)
  Changes in assets and liabilities:
    Prepaid expenses and other assets .............         123          212           54
    Accrued liabilities ...........................        (177)        (146)        (128)
                                                       --------     --------     --------
      Net cash flows from operating activities ....         214         (303)        (490)
                                                       --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Principal repayments of secured project note
    from Guarantors ...............................      28,572       23,658       25,072
                                                       --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of senior secured
    notes and bonds ...............................     (28,572)     (23,658)     (25,072)
  Increase in restricted cash .....................     (43,344)      (2,949)        --
  Due to affiliates ...............................      58,352         (854)       6,871
                                                       --------     --------     --------
    Net cash flows from financing activities ......     (13,564)     (27,461)     (18,201)
                                                       --------     --------     --------
NET CHANGE IN CASH ................................      15,222       (4,106)       6,381
Cash at the beginning of year .....................       4,361        8,467        2,086
                                                       --------     --------     --------
CASH AT THE END OF YEAR ...........................    $ 19,583     $  4,361     $  8,467
                                                       ========     ========     ========
SUPPLEMENTAL DISCLOSURE:
  Interest paid ...................................    $ 39,058     $ 40,911     $ 42,580
                                                       ========     ========     ========
  Income taxes paid ...............................    $     36     $   --       $    121
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

The Funding Corporation is a wholly-owned subsidiary of Magma Power Company (the "Company"), which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MEHC"). On February 8, 1999, MEHC created a new subsidiary, CE Generation and subsequently transferred its interest in the Company and its power generation assets in the Imperial Valley to CE Generation, LLC ("CE Generation"), with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was ultimately merged into El Paso Merchant Energy North America Company ("EPME"), an indirect subsidiary of El Paso Corporation.

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

Restricted Cash
---------------

The restricted cash balance is composed of a debt service fund that is legally restricted as to its use and requires the maintenance of a specific minimum balance.

Overhaul and Well Rework Costs
------------------------------

During 2001 the Guarantors changed their accounting policy for overhaul and well rework costs. These costs, which had historically been accounted for using the deferral method, are now expensed as incurred. The new policy went into effect January 1, 2001, and during 2001, the Funding Corporation recorded its share of the Guarantors' cumulative effect of this change of approximately $0.1 million, net of tax.

Investment in Guarantors
------------------------

Since the Funding Corporation has the ability to assert significant influence over the operations of the Guarantors, it accounts for its one percent investment in the Guarantors using the equity method of accounting.

Excess of Cost over Fair Value of Net Assets Acquired
-----------------------------------------------------

On January 1, 2002, the Funding Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Funding Corporation's related amortization consists solely of its share of the goodwill amortization at the Guarantors, which has no income tax effect.

In accordance with SFAS 142, the Guarantors have determined their reporting units and completed their transitional impairment and annual impairment testing of goodwill in the second and fourth quarters, respectively, primarily using a discounted cash flow methodology as of January 1, 2002 and October 31, 2002, respectively. The results of the transitional impairment tests indicated goodwill impairment at the Salton Sea and Partnership Guarantors. During the fourth quarter, the Salton Sea Guarantors and the Partnership Guarantors completed their assessment of the implied fair value of goodwill. As a result, an impairment of goodwill was recognized as a cumulative effect of change in accounting principle of $21.0 million at the Salton Sea Guarantors as of January 1, 2002. However, as a result of this test, no goodwill impairment was recognized at the Partnership Guarantors as of January 1, 2002. Additionally, the Guarantors annual goodwill impairment tests indicated no goodwill impairment existed at October 31, 2002. The Funding Corporation recorded its share of the Guarantors' cumulative effect of this change of approximately $0.2 million as of January 1, 2002. Following is a reconciliation of net income as originally reported for the years ended December 31, 2002, 2001 and 2000, to adjusted net income (in thousands):

                                              2002      2001     2000
                                             -----     -----     ----
           Reported net income (loss) ...    $(125)    $(137)    $174
           Goodwill amortization ........     --          57       57
           Cumulative effect of change in
           accounting principle .........      210      --        --
                                             -----     -----     ----

           Adjusted net income (loss) ...    $  85     $ (80)    $231
                                             =====     =====     ====

Fair Values of Financial Instruments
------------------------------------

Fair values have been estimated based on quoted market prices for debt issues listed on exchanges. Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values.

Income Taxes
------------

The Funding Corporation is included in the consolidated income tax returns with its parent and affiliates. Income taxes are provided on a separate return basis; however, tax obligations of the Funding Corporation will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.

Reclassifications
-----------------

Certain reclassifications were made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
-----------------------------

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Funding Corporation has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The Funding Corporation does not expect the adoption of SFAS 143 to have a material effect on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Funding Corporation does not expect the adoption of FIN 45 will have a material effect on its financial position, results of operations, or cash flows.

3.  SENIOR SECURED NOTES AND BONDS

The Funding Corporation's debt securities (the "Notes and Bonds") are as follows (in thousands):


                   SENIOR                                        DECEMBER 31,
                   SECURED                                   -------------------
  Date issued      SECURITIES  FINAL MATURITY DATE   RATE      2002       2001
----------------   ----------  -------------------  ------   --------   --------

July 21, 1995      B Bonds     May 30, 2005         7.370%   $ 56,662   $ 79,360
July 21, 1995      C Bonds     May 30, 2010         7.840%    109,250    109,250
June 20, 1996      E Bonds     May 30, 2011         8.300%     46,322     47,922
October 13, 1998   F Bonds     November 30, 2018    7.475%    279,444    283,718
                                                             --------   --------
                                                             $491,678   $520,250
                                                             ========   ========

Principal and interest payments are made in semi-annual installments. Principal maturities of the Senior Secured Notes and Bonds are as follows (in thousands):

                                           AMOUNT
                                          --------

                             2003......   $ 28,086
                             2004......     30,588
                             2005......     30,374
                             2006......     27,744
                             2007......     26,146
                             Thereafter    348,740
                                          --------
                             Total        $491,678
                                          ========

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of 7.475% Senior Secured Series F bonds due November 30, 2018. A portion of the proceeds were used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate not owned by CE Generation. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Minerals) are among the guarantors of the Funding Corporation debt. In connection with the divestiture of CE Generation in 1999 MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on the Imperial Valley Project Loans including the current principal amount of approximately $137.8 million.

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

The estimated fair values of the Senior Secured Notes and Bonds at December 31, 2002 and 2001 were $464.6 million and $478.8 million, respectively.

4. CONTINGENCY

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $46.3 million as of December 31, 2002.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $2.7 million as of December 31, 2002. The Project entities are vigorously pursuing collection of the capacity bonus payments.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea II returned to service on December 17, 2002. Edison has failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing, and has improperly derated Salton Sea II from 15 MW to 12.5 MW under the Salton Sea II power purchase agreement.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

5. REVOLVING CREDIT AGREEMENT

In connection with the issuance of the Notes and Bonds, the Funding Corporation also obtained a $15 million seven-year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. There were no borrowings outstanding as of December 31, 2002 or 2001.

6. SUBSEQUENT EVENTS

On January 29, 2003, EPME sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying combined balance sheets of the Salton Sea Guarantors as of December 31, 2002 and 2001, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2002. The combined financial statements include the accounts of the companies discussed in Note 1, which are under common ownership and management. Our audits also included the combined financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of the Salton Sea Guarantors as of December 31, 2002 and 2001 and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the combined financial statements, in 2002 the Salton Sea Guarantors changed their accounting policy for goodwill and other intangible assets and in 2001 the Salton Sea Guarantors changed their accounting policy for overhaul and well rework costs.


/s/ Deloitee & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 24, 2003 (January 29, 2003 as to Note 7)

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                             (Amounts in thousands)

                                                               2002       2001
                                                             --------   --------

                                     ASSETS
Current assets:
  Accounts receivable, net of allowance of $3,800
    and $9,829, respectively .............................   $ 20,524   $ 36,647
  Prepaid expenses and other assets ......................      5,283      5,314
                                                             --------   --------
    Total current assets .................................     25,807     41,961
                                                             --------   --------
Properties, plants, contracts and equipment, net .........    535,220    543,719
Excess of cost over fair value of net assets acquired ....     23,252     44,270
                                                             --------   --------
TOTAL ASSETS .............................................   $584,279   $629,950
                                                             ========   ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable .......................................   $    328   $  2,862
  Accrued liabilities ....................................     13,897     11,135
  Current portion of long-term debt ......................     22,765     20,487
                                                             --------   --------
    Total current liabilities ............................     36,990     34,484
                                                             --------   --------
Due to affiliates ........................................     35,665     27,109
Senior secured project note ..............................    223,654    246,412
                                                             --------   --------
  Total liabilities ......................................    296,309    308,005
                                                             --------   --------

Commitments and contingencies (Notes 4, 5 and 6)

Guarantors' equity .......................................    287,970    321,945
                                                             --------   --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY .................   $584,279   $629,950
                                                             ========   ========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                                 2002         2001         2000
                                                               ---------    ---------    --------
REVENUE:
  Operating revenue ........................................   $  84,176    $ 110,941    $ 98,057
  Interest and other income ................................       3,717        2,287         353
                                                               ---------    ---------    --------
    Total revenue ..........................................      87,893      113,228      98,410
                                                               ---------    ---------    --------
COSTS AND EXPENSES:
  Royalty, operating, general and administrative expense ...      59,234       61,568      40,804
  Depreciation and amortization ............................      21,195       17,332      16,016
  Interest expense .........................................      20,421       21,827      23,075
  Less capitalized interest ................................        --         (1,692)     (9,808)
  Asset impairment .........................................        --         15,000        --
                                                               ---------    ---------    --------
    Total costs and expenses ...............................     100,850      114,035      70,087
                                                               ---------    ---------    --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE ........................     (12,957)        (807)     28,323
Cumulative effect of change in accounting principle (Note 2)     (21,018)      (8,743)       --
                                                               ---------    ---------    --------
NET INCOME (LOSS) ..........................................   $ (33,975)   $  (9,550)   $ 28,323
                                                               =========    =========    ========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                    Amount
                                                   ---------

                  BALANCE, JANUARY 1, 2000 .....   $ 303,172

                    Net income .................      28,323
                                                   ---------

                  BALANCE, DECEMBER 31, 2000 ...     331,495

                    Net  loss ..................      (9,550)
                                                   ---------

                  BALANCE, DECEMBER 31, 2001 ...     321,945

                    Net  loss ..................     (33,975)

                                                   ---------
                  BALANCE, DECEMBER 31, 2002 ...   $ 287,970
                                                   =========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                          2002        2001        2000
                                                        --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................   $(33,975)   $ (9,550)   $ 28,323
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ...................     21,195      17,332      16,016
    Asset Impairment ................................       --        15,000        --
    Cumulative effect of change in
      accounting principle ..........................     21,018       8,743        --
    Changes in assets and liabilities:
      Accounts receivable, net ......................     16,123     (12,251)    (12,859)
      Prepaid expenses and other assets .............         31      (5,358)      2,996
      Accounts payable and accrued liabilities ......        228          63       2,936
                                                        --------    --------    --------
        Net cash flows from operating activities ....     24,620      13,979      37,412
                                                        --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................    (12,696)    (10,468)    (10,148)
  Construction in progress ..........................       --          --       (18,238)
  Decrease in restricted cash .......................       --            17       9,984
                                                        --------    --------    --------
    Net cash flows from investing activities ........    (12,696)    (10,451)    (18,402)
                                                        --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of senior secured project note .........    (20,480)    (17,318)     (9,737)
  Due to affiliates .................................      8,556      13,790      (9,273)
                                                        --------    --------    --------
    Net cash flows from financing activities ........    (11,924)     (3,528)    (19,010)
                                                        --------    --------    --------
NET CHANGE IN CASH ..................................       --          --          --
Cash at beginning of year ...........................       --          --          --
                                                        --------    --------    --------
CASH AT END OF YEAR .................................   $   --      $   --      $   --
                                                        ========    ========    ========
SUPPLEMENTAL DISCLOSURE -
  Cash paid for interest, net of capitalized interest   $ 19,893    $ 19,536    $ 12,063
                                                        ========    ========    ========

      The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS

Salton Sea Guarantors (the "Guarantors") (not a legal entity) own 100% interests in five operating geothermal electric power generating plants (Salton Sea I, II, III, IV and V) (collectively, the "Salton Sea Projects"). All five plants are located in the Imperial Valley of California. The Salton Sea Guarantors guarantee loans from Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of Magma Power Company ("Magma"), which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MEHC").

On February 8, 1999, MEHC created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in Magma and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was ultimately merged into El Paso Merchant Energy North America Company ("EPME"), an indirect subsidiary of El Paso Corporation ("El Paso").

The  financial  statements  consist of the  combination  of (1) Salton Sea Brine
Processing, L.P., a California limited partnership between Magma as a 99% limited partner and Salton Sea Power Company ("SSPC"), a wholly-owned subsidiary of Magma, as a 1% general partner, (2) Salton Sea Power Generation, L.P., a California limited partnership between Salton Sea Brine Processing, L.P., as a 99% limited partner, and Salton Sea Power Company, as a 1% general partner, (3) assets and liabilities attributable to Salton Sea IV which are held 99% by Salton Sea Power Generation, L.P. and 1% by Fish Lake Power LLC and (4) Salton Sea Power L.L.C., a Delaware limited liability company. Funding Corporation owns 1% interests in Salton Sea Power Company and Fish Lake Power LLC. All of the entities in the combination are affiliates of Magma and indirect subsidiaries of CE Generation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash
---------------

The restricted cash balance primarily includes commercial paper, money market securities and mortgage backed securities and is composed of amounts deposited in restricted accounts, which the Guarantors will use to fund capital expenditures and debt service obligations.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Guarantors' assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Guarantors' historical experience, estimates of the recoverability of amounts due could be adversely affected.

Properties, Plants, Contracts and Equipment
-------------------------------------------

Properties, plants, contracts and equipment are carried at cost less accumulated depreciation. The Guarantors provide depreciation and amortization of properties, plants, contracts and equipment upon the commencement of revenue production over the estimated useful life of the assets.

Depreciation of the operating power plant costs, net of salvage value, is computed on the straight-line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years.

Power sale agreements have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the power sales agreements and
(2) the 20-year avoided cost periods of the power sales agreements and are being amortized separately over such periods using the straight-line method.

The Salton Sea reservoir contains commercial quantities of extractable minerals. The carrying value of the mineral reserves are being amortized based upon the units of production method.

Capitalization of Interest and Deferred Financing Costs
-------------------------------------------------------

Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

Deferred financing costs are amortized over the term of the related financing using the effective interest method.

 Overhaul and Well Rework Costs
 ------------------------------

 During 2001, the Guarantors changed their accounting policy for the overhaul and well rework costs. These costs, which had historically been accounted for using the deferral method, are now expensed as incurred. The new policy went into effect January 1, 2001 and during 2001, the Guarantors recorded a cumulative effect of this change of approximately $8.7 million. If the Guarantors had adopted the policy as of January 1, 2000, net income would have been $1.1 million lower in 2000 on a proforma basis.

Impairment of Long-Lived Assets
-------------------------------

The Guarantors evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could effect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Guarantors expect to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value, which is based on discounted estimated cash flows from the future use of the asset.

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

Fair Values of Financial Instruments
------------------------------------

Fair values have been estimated based on quoted market prices for debt issues listed on exchanges. Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values.

Excess of Cost over Fair Value of Net Assets Acquired
-----------------------------------------------------

On January 1, 2002, the Guarantors adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Guarantors' related amortization consists solely of goodwill amortization, which has no income tax effect.

The Guarantors' acquired intangible assets consist of power purchase contracts (the "contracts") with a cost of $33.4 million and $33.4 million and accumulated amortization of $8.8 million and $7.6 million at December 31, 2002 and 2001, respectively. Amortization expense on the contracts was $1.2 million for the year ended December 31, 2002. the Guarantors' expect amortization expense on the contracts to be $1.2 million for each of the five succeeding fiscal years.

In accordance with the SFAS No. 142, the Guarantors completed their transitional impairment and annual goodwill impairment test of goodwill during the second and fourth quarters of 2002, respectively, primarily using a discounted cash flow methodology as of January 1, 2002 and October 31, 2002, respectively. The transitional impairment test indicated a potential goodwill impairment at the Guarantors. During the fourth quarter, the Guarantors completed their assessment of the implied fair value of goodwill. As a result, an impairment of goodwill was recognized as a cumulative effect of change in accounting principle of $21.0 million as of January 1, 2002. Additionally, the Guarantors annual goodwill impairment tests indicated no goodwill impairment existed at October 31, 2002. Following is a reconciliation of net income as originally reported for the years ended December 31, 2002, 2001 and 2000, to adjusted net income (in thousands):

                                           2002        2001       2000
                                         --------    -------    --------
        Reported net income (loss) ...   $(33,975)   $(9,550)   $28,323
        Goodwill amortization ........       --        1,304      1,304
        Cumulative effect of change in
        accounting principle .........     21,018       --         --
                                         --------    -------    -------
        Adjusted net income (loss) ...   $(12,957)   $(8,246)   $29,627
                                         ========    =======    =======

Contingent Liabilities
----------------------

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

Revenue Recognition
-------------------

The Guarantors recognize revenue and related accounts receivable from sales of electricity on an accrual basis. All of the Guarantors' sales of electricity, except for Salton Sea V, are to Southern California Edison Company ("Edison") under long-term power purchase contracts.

Each of the Salton Sea Projects, except for Salton Sea V, sells electricity to Edison pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreements") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the Project, which is subject to the agreement. These power purchase agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy payments for the SO4 Agreements were at increasing fixed rates for the first ten years of each contract and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). In June and November 2001, the Salton Sea Projects which receive Edison's Avoided Cost of Energy entered into agreements that provide for a fixed energy payment per kW-hour in lieu of Edison's Avoided Cost of Energy. The fixed energy payments were 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payment reverts back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2002, 2001 and 2000, respectively, Edison's Average Avoided Cost of Energy was 3.5 cents per kWh, 7.4 cents per kWh and 5.8 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, which commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 megawatt ("MW"). The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA and is currently $148 per kW-year. The capacity payment is approximately $1.1 million per annum. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of

1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.8 cents per kWh during 2002. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175 per kW-year. The combined annual capacity and bonus payments are approximately $9.7 million. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the energy payment was based on Edison's Avoided Cost of Energy.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement ("Fish Lake PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity included bonus payments in 2002 that were approximately $5.5 million. The energy payment (for deliveries up to a rate of 39.6 MW) is at a base price adjusted quarterly based upon specified indices for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

The Salton Sea V Project, which commenced operations in the third quarter of 2000, expects to sell up to 22 MW of its net output to Minerals, a zinc facility owned by a subsidiary of MEHC, pursuant to a 33-year Power Sales Agreement. The agreement provides for energy payments based on prices available to the Salton Sea V project for short-term sales of electricity, less transmission line losses. The Salton Sea V Project sells its remaining output through other market transactions.

Commencing January 17, 2001, Salton Sea Power entered into a series of transaction agreements to sell available power from Salton Sea V to EPME, under which the purchase price was originally based on day ahead price quotes received from EPME, and subsequently based on percentages of the Dow Jones SP-15 Index.

The Imperial Valley Projects, other than Salton Sea I, receive transmission service from the Imperial Irrigation District ("IID") to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the IID's cost of service, which was $1.70 per month per kilowatt of service provided for 2002 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for Salton Sea III, 2020 for Salton Sea II and 2026 for Salton Sea IV. The Salton Sea V projects entered into a 30-year agreement with similar terms with the IID. Salton Sea Unit I delivers energy to Edison at the project site and has no transmission service agreement with the IID.

Income Taxes
------------

The Guarantors are comprised substantially of partnership interests. The income or loss of each partnership for income tax purposes, along with any associated tax credits, is the responsibility of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying combined financial statements.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Guarantors consider only demand deposits at banks to be cash.

Reclassifications
-----------------

Certain reclassifications were made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
-----------------------------

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Guarantors have a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The Guarantors do not expect the adoption of SFAS 143 to have a material effect on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Guarantors do not expect the adoption of FIN 45 will have a material effect on its financial position, results of operations, or cash flows.

3.  PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT

Properties, plants, contracts and equipment as of December 31 are as follows (in thousands):

                                                     2002         2001
                                                   ---------    ---------
     Cost:
       Plant and equipment .....................   $ 458,709    $ 446,107
       Power sale agreements ...................      33,446       33,446
       Mineral reserves ........................      91,811       91,811
       Wells and resource development ..........      63,975       63,881
                                                   ---------    ---------
                                                     647,941      635,245
     Accumulated depreciation and amortization .    (112,721)     (91,526)
                                                   ---------    ---------
                                                   $ 535,220    $ 543,719
                                                   =========    =========

The asset impairment in 2001 reflects the write off of the book value of a steam turbine. In 2001, the Guarantors made the decision to dispose of the turbine. The Guarantors have determined that the the turbine, which had been held in storage for use in new construction at the Salton Sea Projects, no longer had any significant value.

4. SENIOR SECURED PROJECT NOTE

The Guarantors' project note payable to Funding Corporation as of December 31 are as follows (in thousands):

                                                                   DECEMBER 31,
                     SENIOR                                      -------------------
                    SECURED
  Date issued      SECURITIES   FINAL MATURITY DATE     RATE       2002       2001
----------------   ----------   -------------------     ------   --------   --------

July 21, 1995      B Bonds      May 30, 2005            7.370%   $ 55,520   $ 74,752
July 21, 1995      C Bonds      May 30, 2010            7.840%    109,250    109,250
October 13, 1998   F Bonds      November 30, 2018       7.475%     81,649     82,897
                                                                 --------   --------
                                                                 $246,419   $266,899
                                                                 ========   ========


The Guarantors have also guaranteed, along with other guarantors, the debt of Funding Corporation, which amounted to $491.7 million at December 31, 2002. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

Principal maturities of the senior secured project note are as follows (in thousands):

                                               AMOUNT
                                             --------

                          2003............   $ 22,765
                          2004............     24,409
                          2005............     23,917
                          2006............     22,620
                          2007............     22,132
                          Thereafter .....    130,576
                                             --------
                          Total ..........   $246,419
                                             ========

The estimated fair values of the senior secured projects notes at December 31, 2002 and 2001 were $236.1 million and $253.0 million, respectively.

5.   RELATED PARTY TRANSACTIONS

The Guarantors have entered into the following agreements:

o Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, whereby the Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all electricity revenue received by the Guarantors. The amount expensed for the years ended December 31, 2002, 2001 and 2000 was $3.6 million, $4.4 million and $4.1 million, respectively.

o Administrative Services Agreement dated April 1, 1993 with Magma, whereby Magma will provide administrative and management services to the Guarantors, excluding Salton Sea IV and V. Fees payable to Magma amount to 3% of total electricity revenue. The amount expensed for the years ended December 31, 2002, 2001 and 2000 was $1.2 million, $1.6 million and $1.4 million, respectively.

o Operating and Maintenance Agreement dated April 1, 1993 with CalEnergy Operating Corporation ("CEOC"), whereby the Guarantors retain CEOC to operate the Salton Sea facilities for a period of 32 years. Payment is made to CEOC in the form of reimbursements of expenses incurred. During 2002, 2001 and 2000, the Guarantors reimbursed CEOC for expenses of $13.8 million, $16.2 million and $7.4 million, respectively.

Commencing January 17, 2001, Salton Sea Power entered into a series of transaction agreements to sell available power from Salton Sea V to EPME, under which the purchase price was originally based on day ahead price quotes received from EPME, and subsequently based on percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Guarantors totaled $7.3 million, $53.4 million and $16.1 million in 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, accounts receivable from EPME were $1.1 million and $11.8 million, respectively.

6.  CONTINGENCY

Edison is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $42.3 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $6.8 million as of December 31, 2001.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $46.3 million as of December 31, 2002.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $1.1 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors (except the Salton Sea V Project) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $0.8 million as of December 31, 2002. The Project entities are vigorously pursuing collection of the capacity bonus payments.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea II returned to service on December 17, 2002. Edison has failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing, and has improperly derated Salton Sea II from 15 MW to 12.5 MW under the Salton Sea II power purchase agreement. On January 29, 2003, Salton Sea Power Generation L.P., owner of Salton Sea II served a complaint on Edison for such unpaid amount and to rescind such deration.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.0 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Stone & Webster
---------------

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C., the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount.

The breach of contract and breach of warranty claims made by the owners of the Salton Sea V Project are still pending and the hearing is scheduled to commence in April 2003.

Environmental Liabilities
-------------------------

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were not material.

7.  SUBSEQUENT EVENTS

On January 29, 2003, EPME sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation. Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power began selling power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying combined balance sheets of the Partnership Guarantors as of December 31, 2002 and 2001, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2002. The combined financial statements include the accounts of the companies discussed in Note 1, which are under common ownership and management. Our audits also included the combined financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership Guarantors' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of the Partnership Guarantors as of December 31, 2002 and 2001 and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the combined financial statements, in 2002 the Partnership Guarantors changed their accounting policy for goodwill and other intangible assets and in 2001 the Partnership Guarantors changed their accounting policy for overhaul and well rework costs.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 24, 2003 (January 29, 2003 as to Note 9)

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                (Amounts in thousands, except per share amounts)

                                                              2002       2001
                                                            --------   --------

                                     ASSETS
Current assets:
  Accounts receivable, net of allowance of $2,696
    and $14,925, respectively ...........................   $ 14,330   $ 59,384
  Prepaid expenses and other assets .....................     19,516     19,358
                                                            --------   --------
    Total current assets ................................     33,846     78,742
                                                            --------   --------
Restricted cash .........................................          1     21,282
Properties, plants, contracts and equipment, net ........    664,722    633,574
Management fee ..........................................     68,679     70,806
Due from affiliates .....................................     82,083     13,072
Excess of fair value over net assets acquired ...........    120,866    120,866
                                                            --------   --------
TOTAL ASSETS ............................................   $970,197   $938,342
                                                            ========   ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable ......................................   $  2,903   $  5,480
  Accrued liabilities ...................................     17,040     14,458
  Current portion of long-term debt .....................      5,017      4,625
                                                            --------   --------
    Total current liabilities ...........................     24,960     24,563
                                                            --------   --------
Senior secured project note .............................    239,099    244,117
Deferred income taxes ...................................    104,850    102,083
                                                            --------   --------
  Total liabilities .....................................    368,909    370,763
                                                            --------   --------

Commitments and contingencies (Notes 4, 5 and 8)

Guarantors' equity:
  Common stock ..........................................          3          3
  Additional paid-in capital ............................    432,200    387,663
  Retained earnings .....................................    169,085    179,913
                                                            --------   --------
    Total guarantors' equity ............................    601,288    567,579
                                                            --------   --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY ................   $970,197   $938,342
                                                            ========   ========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                                2002         2001         2000
                                                              ---------    ---------    ---------
REVENUE:
  Operating revenue .......................................   $  94,697    $ 119,738    $ 103,250
  Interest and other income ...............................       1,743        6,580        4,934
                                                              ---------    ---------    ---------
    Total revenue .........................................      96,440      126,318      108,184
                                                              ---------    ---------    ---------
COSTS AND EXPENSES:
  Royalty, operating, general and administrative costs ....      88,048       62,749       52,996
  Depreciation and amortization ...........................      23,209       22,773       19,743
  Interest expense ........................................      19,975       19,330       20,092
  Less capitalized interest ...............................     (10,831)     (13,237)     (19,521)
                                                              ---------    ---------    ---------
    ToTotalocostsnandxexpenses ............................     120,401       91,615       73,310
                                                              ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES .........................     (23,961)      34,703       34,874
Provision (benefit) for income taxes ......................     (13,133)      11,728        7,694
                                                              ---------    ---------    ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE ....................................     (10,828)      22,975       27,180
Cumulative effect of accounting change, net of tax (Note 2)        --         (6,890)        --
                                                              ---------    ---------    ---------
NET INCOME (LOSS) .........................................   $ (10,828)   $  16,085    $  27,180
                                                              =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                  (Amounts in thousands, except share amounts)

                                  COMMON STOCK    ADDITIONAL
                                ----------------   PAID-IN    RETAINED       TOTAL
                                SHARES    AMOUNT   CAPITAL    EARNINGS      EQUITY
                                -------   ------   --------   ---------    ---------

Balance, January 1, 2000 .....        3   $    3   $387,663   $ 136,648    $ 524,314

    Net income ...............     --       --         --        27,180       27,180
                                 ------   ------   --------   ---------    ---------

BALANCE, DECEMBER 31, 2000 ...        3        3    387,663     163,828      551,494

    Net income ...............     --       --         --        16,085       16,085
                                 ------   ------   --------   ---------    ---------

BALANCE, DECEMBER 31, 2001 ...        3        3    387,663     179,913      567,579

    Net loss .................     --       --         --       (10,828)     (10,828)

    Equity contribution ......     --       --       44,537        --         44,537
                                 ------   ------   --------   ---------    ---------

BALANCE, DECEMBER 31, 2002 ...        3   $    3   $432,200   $ 169,085    $ 601,288
                                 ======   ======   ========   =========    =========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                            2002        2001        2000
                                                          --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................   $(10,828)   $ 16,085    $ 27,180
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization .....................     23,209      22,773      19,743
    Deferred income taxes .............................      2,767         725       2,827
    Cumulative effect of change in accounting
      principle, net of tax ...........................       --         6,890        --
    Changes in assets and liabilities:
      Accounts receivable .............................     45,054     (31,065)    (12,024)
      Prepaid expenses and other assets ...............       (962)     (4,326)     (4,461)
      Accounts payable and accrued liabilities ........          5       2,115         364
                                                          --------    --------    --------
        Net cash flows from operating activities ......     59,245      13,197      33,629
                                                          --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures pertaining to operating projects     (7,425)    (17,871)    (42,349)
  Construction ........................................    (42,360)    (22,507)    (75,856)
  Liquidated damages ..................................       --        29,648        --
  Decrease (increase) in restricted cash ..............     21,281     (21,176)     60,348
  Management fee ......................................       (706)     (1,800)     (2,177)
                                                          --------    --------    --------
    Net cash flows from investing activities ..........    (29,210)    (33,706)    (60,034)
                                                          --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of senior secured project notes ..........     (4,626)     (1,908)    (10,562)
  Due from affiliates .................................    (69,946)     22,417      36,967
  Equity contribution .................................     44,537        --          --
                                                          --------    --------    --------
    Net cash flows from financing activities ..........    (30,035)     20,509      26,405
                                                          --------    --------    --------
NET CHANGE IN CASH ....................................       --          --          --
Cash at beginning of year .............................       --          --          --
                                                          --------    --------    --------
CASH AT THE END OF YEAR ...............................   $   --      $   --      $   --
                                                          ========    ========    ========
SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest, net of capitalized interest .   $  8,066    $  5,863    $     89
                                                          ========    ========    ========
  Income taxes paid ...................................   $   --      $  9,460    $  4,867
                                                          ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS

The Partnership Guarantors (the "Guarantors") (not a legal entity) include the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch, L.P. ("Del Ranch") and CE Turbo LLC ("CE Turbo"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and CE Turbo Project, respectively (the "Partnership Projects"). The Partnership Guarantors also include CalEnergy Minerals LLC ("Minerals"), which is constructing a zinc recovery project in the Imperial Valley, California. Finally, the Partnership Guarantors include CalEnergy Operating Corporation ("CEOC"), Vulcan Power Company ("VPC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation") San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG"), Salton Sea Minerals Corp. and CE Salton Sea Inc. VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corporation owns Minerals. Minerals is an indirect wholly-owned subsidiary of MidAmerican Energy Holdings Company ("MEHC"). CE Salton Sea Inc. owns CE Turbo LLC.

Magma owns all of the remaining 10% interests in each of Elmore, Leathers and Del Ranch. CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, all of the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore, Leathers and Del Ranch Projects and Magma's special distributions equal to 4.5% of total energy revenue from the Leathers Project.

Magma is a wholly-owned subsidiary of CE Generation, LLC ("CE Generation"), which is owned equally by MEHC and El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy North America Company ("EPME") on December 31, 2000, an indirect subsidiary of El Paso Corporation ("El Paso").

Minerals developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Imperial Valley Projects. A plant has successfully produced commercial quality zinc at the projects. The affiliates of Minerals may develop facilities for the extraction of manganese, silica and other products as it further develops the extraction technology.

Minerals constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities have been installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are being produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year. Limited production began during December 2002 and full production is expected by late-2003. In September 1999, Minerals entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

2.  SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation
---------------------

The accompanying financial statements of the Guarantors present the accounts of CEOC, VPC, CE Turbo LLC and Minerals and their proportionate share of the Partnerships in which they have an undivided interest in the assets and are proportionately liable for their share of the liabilities. All intercompany balances and transactions have been eliminated.

The financial statements reflect the acquisition of Magma and the resulting push down to the Guarantors of the accounting as a purchase business combination.

Restricted Cash
---------------

The restricted cash balance primarily includes commercial paper, money market securities and mortgage backed securities and is composed of amounts deposited in restricted accounts, which the Guarantors will use to fund capital expenditures and debt obligations.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Guarantors' assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Guarantors' historical experience, estimates of the recoverability of amounts due could be adversely affected.

Properties, Plants, Contracts and Equipment
-------------------------------------------

Properties, plants, contracts and equipment are carried at cost less accumulated depreciation. The Guarantors provide depreciation and amortization of properties, plants, contracts and equipment upon the commencement of revenue production over the estimated useful life of the assets.

Depreciation of the operating power plant costs, net of salvage value, is computed on the straight-line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years.

Power sale agreements have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the power sales agreements and
(2) the 20-year avoided cost periods of the power sales agreements and are amortized separately over such periods using the straight-line method.

The Salton Sea reservoir contains commercial quantities of extractable minerals. The carrying value of the mineral reserves are being amortized based upon the units of production method.

The process license represents the economic benefits expected to be realized from the installation of the license and related technology at the Imperial Valley. The carrying value of the process license is amortized using the straight-line method over 24 years, the remaining estimated useful life of the license.

Capitalization of Interest and Deferred Financing Costs
-------------------------------------------------------

Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

Deferred financing costs are amortized over the term of the related financing using the effective interest method.

Overhaul and Well Rework Costs
------------------------------

During 2001 the Guarantors changed their accounting policy for overhaul and well rework costs. These costs, which had historically been accounted for using the deferral method, are now expensed as incurred. The new policy went into effect January 1, 2001 and during 2001, the Guarantors recorded a cumulative effect of this change of approximately $6.9 million, net of tax of $4.7 million. If the Guarantors had adopted the policy as of January 1, 2000, net income would have been $4.9 million higher in 2000 on a proforma basis.

Impairment of Long-Lived Assets
-------------------------------

The Guarantors evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could effect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Guarantors expect to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value, which is based on discounted estimated cash flows from the future use of the asset.

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

Excess of Cost over Fair Value of Net Assets Acquired
-----------------------------------------------------

On January 1, 2002, the Guarantors adopted SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Guarantors' related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the years ended December 31, 2002, 2001 and 2000, to adjusted net income (in thousands):

                                            2002        2001      2000
                                          --------    -------   --------
         Reported net income (loss) ...   $(10,828)   $16,085   $27,180
         Goodwill amortization ........       --        3,564     3,564
                                          --------    -------   -------
         Adjusted net income ..........   $(10,828)   $19,649   $30,774
                                          ========    =======   =======

In accordance with SFAS No. 142, the Guarantors completed their initial transitional and annual goodwill impairment tests during the second and the fourth quarters of 2002, respectively, primarily using a discounted cash flow methodology as of January 1, 2002 and October 31, 2002, respectively. The transitional impairment test indicated a potential goodwill impairment at the Guarantors. During the fourth quarter, the Guarantors completed their assessment of the implied fair value of goodwill. As a result of this test, no goodwill impairment was recognized at the Guarantors as of January 1, 2002. Additionally, the Guarantors annual goodwill impairment tests indicated no goodwill impairment existed at October 31, 2002.

Intangible Assets
-----------------

The following table summarizes the acquired intangible assets as of December 31 (in thousands):

                                                              2002
                                                -------------------------------
                                                Gross Carrying     Accumulated
                                                    Amount         Amortization
                                                --------------     ------------

              Amortized Intangible Assets:
              Power Purchase Contracts .....        $123,002         $ 96,894
              Patented Technology ..........          46,290           15,385
                                                    --------         --------
                Total ......................        $169,292         $112,279
                                                    ========         ========

                                                              2001
                                                -------------------------------
                                                Gross Carrying     Accumulated
                                                    Amount         Amortization
                                                --------------     ------------

              Amortized Intangible Assets:
              Power Purchase Contracts .....        $123,002         $ 95,194
              Patented Technology ..........          46,290           13,456
                                                    --------         --------
                Total ......................        $169,292         $108,650
                                                    ========         ========

Amortization expense on acquired intangible assets was $3.6 million for the years ended December 31, 2002 and 2001. The Guarantors expect amortization expense on acquired intangible assets to be $3.5 million for each of the five succeeding fiscal years.

Fair Values of Financial Instruments
------------------------------------

Fair values have been estimated based on quoted market prices for debt issues listed on exchanges. Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values.

Contingent Liabilities
----------------------

The Guarantors' are subject to the possibility of various loss contingencies arising in the ordinary course of business. The Guarantors' consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as the ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Guarantors' regularly evaluate current information available to determine whether such accruals should be adjusted.

Revenue Recognition
-------------------

The Guarantors recognize revenue and related accounts receivable from sales of electricity on an accrual basis. All of the Guarantors' sales of electricity, except for CE Turbo, are to Southern California Edison Company ("Edison") under long-term power purchase contracts.

Each of the Partnership Projects, except for CE Turbo, sells electricity generated by the respective plants pursuant to four long-term power purchase agreements ("SO4 Agreements") between the projects and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). The fixed energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for Vulcan, December 1998 for Del Ranch and Elmore, and December

1999 for the Leathers Partnership. In June and November 2001, the Partnership Projects which receive Edison's Avoided Cost of Energy entered into agreements that provide for a fixed energy payment per kW-hour in lieu of Edison's Avoided Cost of Energy. The fixed energy payments were 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payment reverts back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2002, 2001 and 2000, Edison's average Avoided Cost of Energy was 3.5 cents, 7.4 cents, 5.8 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Guarantors cannot predict the likely level of Avoided Cost of Energy prices.

The CE Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through other market transactions. The CE Turbo Project may sell its output to the Zinc Recovery Project, which is owned by a subsidiary of MEHC and commenced partial commercial operations in 2002.

Management Fee
--------------

Pursuant to the Magma Services Agreement, Magma has agreed to pay CEOC all equity cash flows and certain royalties payable by the Guarantors in exchange for providing data and services to Magma. As security for the obligations of Magma under the Magma Services Agreement, Magma has collaterally assigned to CEOC its rights to such equity cash flows and certain royalties.

Income Taxes
------------

The entities comprising the Guarantors are included in consolidated income tax returns with their parent and affiliates; however, income taxes are provided on a separate return basis. Tax obligations of the Guarantors will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.

Statements of Cash Flows
------------------------

For purposes of the statement of cash flows, the Guarantors consider only demand deposits at banks to be cash.

Reclassifications
-----------------

Certain reclassifications were made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
-----------------------------

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Guarantors have a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The Guarantors does not expect the adoption of SFAS 143 to have a material effect on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Guarantors do not expect the adoption of FIN 45 will have a material effect on its financial position, results of operations, or cash flows.

3.  PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT

Properties, plants, contracts and equipment as of December 31 are as follows (in thousands):

                                                  2002         2001
                                                ---------    ---------
Cost:
  Power plant and equipment .................   $ 222,522    $ 221,065
  Zinc recovery project .....................     202,269      159,909
  Power sale agreements .....................     123,588      123,588
  Process license ...........................      46,290       46,290
  Mineral reserves ..........................     162,487      162,487
  Wells and resource development ............      98,894       91,187
                                                ---------    ---------
                                                  856,050      804,526
Accumulated depreciation and amortization ...    (191,328)    (170,952)
                                                ---------    ---------
                                                  664,722      633,574
                                                =========    =========

4.   SENIOR SECURED PROJECT NOTE

The Guarantors' project note payable to Salton Sea Funding Corporation as of December 31 is as follows (in thousands):


                       SENIOR                                        DECEMBER 31,
                      SECURED                                     -------------------
  Date issued         SECURITIES   FINAL MATURITY DATE    RATE      2002       2001
----------------      -----------  -------------------   ------   --------   --------
June 20, 1996           E Bonds      May 30, 2011        8.300%   $ 46,322   $ 47,922
October 13, 1998        F Bonds      November 30, 2018   7.475%    197,794    200,820
                                                                  --------   --------
                                                                  $244,116   $248,742
                                                                  ========   ========

Principal maturities of the senior secured project note are as follows (in thousands):

                                             AMOUNT
                                             --------
                          2003...........    $  5,017
                          2004...........       5,771
                          2005...........       6,022
                          2006...........       5,124
                          2007...........       4,014
                          Thereafter ....     218,168
                                             --------
                          Total .........    $244,116
                                             ========

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of 7.475% Senior Secured Series F bonds due November 30, 2018. A portion of the proceeds were used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate not owned by CE Generation. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Minerals) are among the guarantors of the Funding Corporation debt. In connection with the divestiture of CE Generation in 1999 MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on the Imperial Valley Project Loans including the current principal amount of approximately $137.8 million.

The Guarantors have also guaranteed, along with other guarantors, the debt of Salton Sea Funding Corporation, which amounted to $491.7 million at December 31, 2002. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

The estimated fair values of the senior secured project note at December 31, 2002 and 2001 were $227.4 million and $221.2 million, respectively.

5.  RELATED PARTY TRANSACTIONS

The Guarantors are party to a 30-year brine supply agreement through the Vulcan partnership and a technology license agreement for the rights to use the technology necessary for the construction and operation of the Vulcan Plant. Under the brine supply agreement, the Guarantors will pay VPC 4.167% of the contract energy component of the price of electricity provided by the Vulcan Plant. In addition, VPC has been designated as operator of the Vulcan Plant and receives agreed-upon compensation for such services.

Charges to the Guarantors related to the brine supply agreement and operator's fees on a pro rata basis amounted to $0.7 million each for the year ended December 31, 2002, $0.9 million and $0.8 million, respectively, for the year ended December 31, 2001, $0.7 million each for the year ended December 31, 2000.

In addition, the Guarantors entered into the following agreements:

o Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, whereby the Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Plants in return for 17.333%, on a pro rata basis, of all energy revenue received by each plant. The Guarantors' share of amounts expensed under this agreement for 2002, 2001 and 2000 were $8.5 million, $11.5 million and $9.6 million, respectively.

o Ground Leases dated March 15 and August 15, 1988 with Magma whereby the Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases for 2002, 2001 and 2000 were $70,000 per year.

o Administrative Services Agreements whereby CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total  electricity  revenue  or  $60,000  per month.  The  minimum  monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 2002, 2001 and 2000 amounted to $2.1 million, $2.6 million and $2.3 million, respectively.

o Operating and Maintenance Agreements whereby the Guarantors retain CEOC to operate the plants for a period of 32 years through 2020. Payment is made to CEOC in the form of reimbursements of expenses incurred and a guaranteed capacity payment ranging from 10% to 25% of energy revenue over stated amounts. The Guarantors in 2002, 2001 and 2000 reimbursed CEOC for expenses of $15.8 million, $14.6 million and $10.6 million, respectively, and accrued a guaranteed capacity payment of $1.6 million, $3.0 million and $1.9 million at December 31, 2002, 2000 and 1999, respectively.

From September 2000 through September 2002, CE Turbo entered into a series of agreements to sell all available power from the CE Turbo Project to EPME. The purchase price for the available power under various agreements has been the value actually received by EPME for the sale of such power, day ahead price quotes received from EPME, and percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Guarantors totaled $1.6 million, $49.4 million and $3.4 million in 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, accounts receivable from EPME were $0.3 million and $2.4 million, respectively.

6.  CONDENSED FINANCIAL INFORMATION (IN THOUSANDS)

                                              VULCAN
                                               POWER        CEOC       ELMORE    DEL RANCH    LEATHERS
                                              --------    --------    --------   ---------    --------

December 31, 2002:
Assets:
  Restricted cash .........................   $   --      $   --      $   --     $    --      $   --
  Accounts receivable and
    other assets ..........................          3      16,910       3,633       3,767       3,789
  Due from affiliates .....................     (7,334)     40,232      54,076      49,828      47,652
    Properties, plants, contracts and
      equipment, net ......................     11,151      13,246      54,499      57,114      63,302
  Management fee and
    goodwill ..............................       --          --          --          --          --
  Investments in
    partnerships ..........................    115,261     334,937        --          --          --
                                                                                 ---------    --------
                                              --------    --------    --------   ---------    --------
Total assets ..............................   $119,081    $405,325    $112,208   $ 110,709    $114,743
                                              ========    ========    ========   =========    ========

Liabilities and Guarantors' Equity:
  Accounts payable, accrued
    liabilities and deferred taxes ........   $    223    $  2,512    $  1,062   $   1,129    $    533
  Senior secured project note .............       --          --          --          --          --
                                              --------    --------    --------   ---------    --------
    Total liabilities .....................   $    223    $  2,512    $  1,062   $   1,129    $    533
                                              --------    --------    --------   ---------    --------
  Guarantors' equity ......................    118,858     402,813     111,146     109,580     114,210
                                              --------    --------    --------   ---------    --------
Total liabilities and guarantors' equity ..   $119,081    $405,325    $112,208   $ 110,709    $114,743
                                              ========    ========    ========   =========    ========


                                                                               ADJUSTMENTS   COMBINED
                                            VULCAN BNG    MINERALS      TURBO   ELIMINATIONS   TOTAL
                                            ----------    --------    --------  ------------  -------

December 31, 2002:
Assets:
  Restricted cash .........................   $   --      $      1    $   --     $    --      $      1
  Accounts receivable and
    other assets ..........................      3,715       1,150         621         258      33,846
  Due from affiliates .....................     55,283     (17,026)     (3,805)   (136,823)     82,083
  Properties, plants, contracts and
    equipment, net ........................     57,554     166,771       9,314     231,771     664,722
  Management fee and
    goodwill ..............................       --          --          --       189,545     189,545
  Investments in
    partnerships ..........................       --          --          --      (450,198)       --
                                              --------    --------    --------    --------    --------
Total assets ..............................   $116,552    $150,896    $  6,130   $(165,447)   $970,197
                                              ========    ========    ========   =========    ========

Liabilities and Guarantors' Equity:
  Accounts payable, accrued
    liabilities and deferred taxes ........   $  1,291    $ (2,390)   $  1,670   $ 118,763    $124,793
  Senior secured project note .............       --       137,790        --       106,326     244,116
                                              --------    --------    --------   ---------    --------
    Total liabilities .....................   $  1,291    $135,400    $  1,670   $ 225,089    $368,909
                                              --------    --------    --------   ---------    --------
  Guarantors' equity ......................    115,261      15,496       4,460    (390,536)    601,288
                                              --------    --------    --------   ---------    --------
Total liabilities and guarantors' equity ..   $116,552    $150,896    $  6,130   $(165,447)   $970,197
                                              ========    ========    ========   =========    ========

                                               VULCAN
                                               POWER        CEOC      ELMORE     DEL RANCH    LEATHERS
                                              --------    --------    --------   ---------    --------

December 31, 2001:
Assets:
  Restricted cash .........................   $   --      $   --      $   --     $    --      $   --
  Accounts receivable and
    other assets ..........................          3      17,364      15,348      14,487      15,136
  Due from affiliates .....................     (3,847)     41,358      35,510      27,950      34,301
  Properties, plants, contracts and
    equipment, net ........................      7,098      13,868      59,913      64,782      67,108
  Management fee and
    goodwill ..............................       --          --          --          --          --
  Investments in
    partnerships ..........................    108,861     328,580        --          --          --
                                              --------    --------    --------   ---------    --------
Total assets ..............................   $112,115    $401,170    $110,771   $ 107,219    $116,545
                                              ========    ========    ========   =========    ========

Liabilities and Guarantors' Equity:
  Accounts payable, accrued
    liabilities and deferred taxes ........   $    320    $  8,928    $  2,233   $   1,528    $  2,194
  Senior secured project note .............       --          --          --          --          --
                                              --------    --------    --------   ---------    --------
    Total liabilities .....................   $    320    $  8,928    $  2,233   $   1,528    $  2,194
                                              --------    --------    --------   ---------    --------
  Guarantors' equity ......................    111,795     392,242     108,538     105,691     114,351
                                              --------    --------    --------   ---------    --------
Total liabilities and guarantors' equity ..   $112,115    $401,170    $110,771   $ 107,219    $116,545
                                              ========    ========    ========   =========    ========

                                                                                ADJUSTMENTS/  COMBINED
                                            VULCAN BNG    MINERALS     TURBO    ELIMINATIONS   TOTAL
                                            ----------    --------    --------  ------------  --------

December 31, 2001:
Assets:
  Restricted cash .........................   $   --      $ 21,282    $   --     $    --      $ 21,282
  Accounts receivable and
      other assets ........................     14,246         640         217       1,301      78,742
    Due from affiliates ...................     28,326     (25,197)     (3,498)   (121,831)     13,072
    Properties, plants, contracts and
      equipment, net ......................     67,306     135,242       9,417     208,840     633,574
    Management fee and
      goodwill ............................       --          --          --       191,672     191,672
    Investments in
      partnerships ........................       --          --          --      (437,441)       --
                                              --------    --------    --------    --------    --------
Total assets ..............................   $109,878    $131,967    $  6,136   $(157,459)   $938,342
                                              ========    ========    ========   =========    ========

Liabilities and Guarantors' Equity:
    Accounts payable, accrued
      liabilities and deferred taxes ......   $  1,017    $ (1,610)   $  1,818   $ 105,593    $122,021
    Senior secured project note ...........       --       139,896        --       108,846     248,742
                                              --------    --------    --------   ---------    --------
      Total liabilities ...................   $  1,017    $138,286    $  1,818   $ 214,439    $370,763
                                              --------    --------    --------   ---------    --------
    Guarantors' equity ....................    108,861      (6,319)      4,318    (371,898)    567,579
                                              --------   --------    --------    --------     --------
Total liabilities and guarantors' equity ..   $109,878    $131,967    $  6,136   $(157,459)   $938,342
                                              ========    ========    ========   =========    ========

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):


                     VULCAN                           DEL                   VULCAN                         ADJUSTMENTS/  COMBINED
                     POWER      CEOC      ELMORE     RANCH     LEATHERS       BNG       MINERALS    TURBO  ELIMINATIONS   TOTAL
                     -------   -------   --------   --------   ---------    --------   ----------   ------ ------------  ---------
December 31, 2002:
Revenue ..........   $ 1,352   $ 4,214   $ 23,712   $ 23,702   $  23,564    $ 22,222   $     288    $2,246   $ (4,860)   $  96,440
Costs and expenses       689      --       21,104     19,812      23,705      15,822      33,413     2,062     (9,339)     107,268
                     -------   -------   --------   --------   ---------    --------   ---------    ------   --------    ---------
Net income (loss)    $   663   $ 4,214   $  2,608   $  3,890   $    (141)   $  6,400   $ (33,125)   $  184   $  4,479    $ (10,828)
                     =======   =======   ========   ========   =========    ========   =========    ======   ========    =========

December 31, 2001:
Revenue ..........   $ 1,757   $ 5,417   $ 31,165   $ 28,446   $  30,591    $ 28,375   $     847    $5,082   $ (5,362)   $ 126,318
Costs and expenses       884     1,302     23,787     24,918      25,299      18,170       5,271     2,797      7,805      110,233
                     -------   -------   --------   --------   ---------    --------   ---------    ------   --------    ---------
Net income (loss)    $   873   $ 4,115   $  7,378   $  3,528   $   5,292    $ 10,205   $  (4,424)   $2,285   $(13,167)   $  16,085
                     =======   =======   ========   ========   =========    ========   =========    ======   ========    =========

December 31, 2000:
Revenue ..........   $ 1,386   $ 4,657   $ 25,762   $ 25,610   $  25,662    $ 22,749   $     576    $4,652   $ (2,870)   $ 108,184
Costs and expenses       709      --       18,887     18,866      19,684      12,214       4,962     1,031      4,651       81,004
                     -------   -------   --------   --------   ---------    --------   ---------    ------   --------    ---------
Net income (loss)    $   677   $ 4,657   $  6,875   $  6,744   $   5,978    $ 10,535   $  (4,386)   $3,621   $ (7,521)   $  27,180
                     =======   =======   ========   ========   =========    ========   =========    ======   ========    =========

7.  INCOME TAXES

The provision (benefit) for income tax for the years ended December 31, 2002, 2001 and 2000 was as follows (in thousands):

                                    2002       2001     2000
                                  --------   --------   ------
                 Current:
                   Federal .....  $(12,450)  $  8,190   $3,956
                   State .......    (3,450)     2,813      911
                                  --------   --------   ------
                                   (15,900)    11,003    4,867
                                  --------   --------   ------

                 Deferred:
                   Federal .....     2,074        880      946
                   State .......       693       (155)   1,881
                                  --------   --------   ------
                                     2,767        725    2,827
                                  --------   --------   ------
                 Total provision  $(13,133)  $ 11,728   $7,694
                                  ========   ========   ======

The net deferred tax liability at December 31, 2002 and 2001 was as follows (in thousands):

                                                          2002        2001
                                                        ---------   ---------
  Deferred tax liabilities-
    Properties, plant, contracts and equipment .......  $ 116,430   $ 115,843
                                                        ---------   ---------
  Deferred tax assets:
    Accruals not currently deductible for tax purposes     (3,966)     (6,577)
    Energy credits ...................................     (5,557)     (5,126)
    AMT credit .......................................     (2,057)     (2,057)
                                                        ---------   ---------
      Total deferred tax assets ......................    (11,580)    (13,760)
                                                        ---------   ---------
                                                        ---------   ---------
  Net deferred tax liabilities .......................  $ 104,850   $ 102,083
                                                        =========   =========


The reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes is as follows:

                                                 2002     2001     2000
                                                ------   ------   ------
       Federal statutory rate ................  35.0 %   35.0 %   35.0 %
       Adjustments to taxes resulting from:
         Percentage depletion ..............    14.5     (8.6)    (9.5)
         Investment and energy tax credits .     1.5     (1.2)   (12.2)
         Goodwill amortization .............     --       3.6      3.3
         State taxes, net of federal benefit     5.6      5.0      5.2
         Other .............................    (1.8)     --       --
                                                ----     ----     ----
       Effective tax rate ....................  54.8 %   33.8 %   21.8 %
                                                ====     ====     ====

During 2002, the Partnership Guarantors made considerable progress on several significant income tax examination matters for prior tax years, including percentage of depletion, which resulted in a decrease in income tax expense of $3.1 million in 2002.

                                      -70

8.  COMMITMENTS AND CONTINGENCIES

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $76.9 million owed under the power purchase agreements with certain Guarantors (excluding CE Turbo Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $14.1 million as of December 31, 2001.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $48.5 million as of December 31, 2002.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $2.7 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $1.9 million as of December 31, 2002. The Project entities are vigorously pursuing collection of the capacity bonus payments.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the CE Turbo Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $0.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Stone & Webster
---------------

The CE Turbo Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to date certain, fixed-price, turnkey engineering, procure, construct and manage contract ( the "CE Turbo Project EPC Contract"). On March 7, 2002, Vulcan, Del Ranch, and CE Turbo (collectively the ("CE Turbo Owners"), filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the CE Turbo Project pursuant to the CE Turbo Project EPC Contract. On November 25, 2002 and the CE Turbo Owners entered into a Settlement Agreement with Stone & Webster. The Settlement Agreement resulted in a $3.5 million payment from Stone & Webster.

Minerals
--------

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, Minerals issued notices of default termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the contract, the Guarantors drew $29.6 million under the EPC contract letter of credit on July 20, 2001. The liquidated damages have been accounted for as a reduction of the capitalized costs of the project. The Guarantors have entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

On July 11, 2001, Kvaerner filed an Amended Demand for Arbitration against Minerals characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim. On August 7, 2001, Minerals filed an Answering Statement and Counterclaim against Kvaerner. Minerals denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, Minerals has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit.

On May 23, 2002, Minerals and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, Minerals retained the amounts drawn under the letter of credit, the EPC retainage amounts and the EPC contract balance and will pay to Kvaerner three equal installments of $2.25 million payable in January of 2003, 2004 and 2005.

Environmental Liabilities
-------------------------

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2002 and 2001, the environmental liabilities recorded on the balance sheet were not material.

9.  SUBSEQUENT EVENTS

On January 29, 2003, EPME sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation. Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo began selling power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

     We have audited the accompanying balance sheets of the Salton Sea Royalty LLC as of December 31, 2002 and 2001, and the related statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Salton Sea Royalty LLC as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, in 2002 the Salton Sea Royalty LLC changed its accounting for goodwill and other intangible assets.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 24, 2003 (January 29, 2003 as to Note 5)

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                (Amounts in thousands, except per share amounts)

                                                              2002      2001
                                                             -------   -------

                                     ASSETS
  Current assets - Prepaid expenses and
    other assets .........................................   $    13   $    31
  Royalty stream, net ....................................    14,011    14,865
  Excess of cost over fair value of net assets acquired ..    30,464    30,464
  Due from affiliates ....................................    39,501    33,940
                                                             -------   -------
  TOTAL ASSETS ...........................................   $83,989   $79,300
                                                             =======   =======

                         LIABILITIES AND MEMBERS' EQUITY
  Current liabilities:
    Accrued liabilities ..................................   $     7   $    29
    Current portion of long-term debt ....................       304     3,460
                                                             -------   -------
      Total current liabilities ..........................       311     3,489
  Senior secured project note ............................       843     1,147
                                                             -------   -------
     Total liabilities ...................................     1,154     4,636
                                                             -------   -------

  Commitments and contingencies (Note 3 and 4)

  Members' equity:
    Common stock, par value $.01 per share; 100 shares
      authorized, issued and outstanding .................      --        --
    Additional paid-in capital ...........................     1,561     1,561
    Retained earnings ....................................    81,274    73,103
                                                             -------   -------
      Total members' equity ..............................    82,835    74,664
                                                             -------   -------
  TOTAL LIABILITIES AND MEMBERS' EQUITY ..................   $83,989   $79,300
                                                             =======   =======

   The accompanying notes are an integral part of these financial statements.

                            SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                      2002      2001      2000
                                                    -------   -------   -------

 REVENUE - ROYALTY INCOME .......................   $12,577   $16,882   $14,130
 COSTS AND EXPENSES:
   Operating, general and administrative expenses     3,280     4,420     3,859
   Amortization of royalty stream and goodwill ..       854     1,762     1,965
   Interest expense .............................       272       608       954
                                                    -------   -------   -------
     Total costs and expenses ...................     4,406     6,790     6,778
                                                    -------   -------   -------
 NET INCOME .....................................   $ 8,171   $10,092   $ 7,352
                                                    =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                          STATEMENTS OF MEMBERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                      (Amounts in thousands, share amounts)


                                  COMMON STOCK    ADDITIONAL
                                ----------------   PAID-IN    RETAINED   TOTAL
                                 SHARES  AMOUNT    CAPITAL    EARNINGS   EQUITY
                                -------  ------   ----------  --------   -------

Balance, January 1, 2000 ...       100    $ --      $1,561    $55,659    $57,220

  Net income ...............      --        --        --        7,352      7,352
                                ------    ------    ------    -------    -------

BALANCE, DECEMBER 31, 2000 ..      100      --       1,561     63,011     64,572

  Net income ...............      --        --        --       10,092     10,092
                                ------    ------    ------    -------    -------

BALANCE, DECEMBER 31, 2001 ..      100      --       1,561     73,103     74,664

  Net income ...............      --        --        --        8,171      8,171
                                ------    ------    ------    -------    -------

BALANCE, DECEMBER 31, 2002 ..      100    $ --      $1,561    $81,274    $82,835
                                ======    ======    ======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                                  2002        2001         2000
                                                                 -------     --------     -------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income ................................................    $ 8,171     $ 10,092     $ 7,352
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of royalty stream and goodwill .............        854        1,762       1,965
  Changes in assets and liabilities:
    Prepaid expenses and other assets .......................         18           51         153
    Accrued liabilities .....................................        (22)         (28)        (25)
                                                                 -------     --------     -------
       Net cash flows from operating activities .............      9,021       11,877       9,445
                                                                 -------     --------     -------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from affiliates .......................................     (5,561)      (7,443)     (4,672)
  Repayment of senior secured project note ..................     (3,460)      (4,434)     (4,773)
                                                                 -------     --------     -------
    Net cash flows from financing activities ................     (9,021)     (11,877)     (9,445)
                                                                 -------     --------     -------
NET CHANGE IN CASH ..........................................       --           --          --
Cash at beginning of year ...................................       --           --          --
                                                                 -------     --------     -------
CASH AT END OF YEAR .........................................    $  --       $   --       $  --
                                                                 =======     ========     =======
SUPPLEMENTAL DISCLOSURE -
  Interest paid .............................................    $   579     $    585     $   978
                                                                 =======     ========     =======

     The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS

Salton Sea Royalty LLC (the "Royalty Company") is a special-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation"). Magma is a wholly-owned subsidiary of CE Generation, LLC ("CE Generation") which is owned equally by MidAmerican Energy Holdings Company ("MEHC") and El Paso Merchant Energy North America Company ("EPME") an indirect subsidiary of El Paso Corporation ("El Paso").

The Royalty Company receives an assignment of royalties and certain fees paid by three partnership projects, Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). All of the Partnership Projects are engaged in the operation of geothermal power plants in the Imperial Valley in Southern
California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenue of the Partnership Projects.

Each of the Partnership Projects, sells electricity generated by the respective plants pursuant to four long-term power purchase agreements ("SO4 Agreements") between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). The fixed energy price periods of the Partnership Project SO4 Agreements extended until February 1996, December 1998 for Del Ranch and Elmore, and December 1999 for the Leathers Partnership. In June and November 2001, the Partnership Projects entered into agreements that provide for a fixed energy payment per kilowatt-hour ("kWh") in lieu of Edison's Avoided Cost of Energy. The fixed energy payments were 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payment reverts back to Edison's Avoided Cost of Energy.

For the year ended December 31, 2002, 2001 and 2000, Edison's average Avoided Cost of Energy was 3.5 cents, 7.4 cents and 5.8 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Royalty Company cannot predict the likely level of Avoided Cost of Energy prices.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impairment of Long-Lived Assets
-------------------------------

The Royalty Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized, based on discounted cash flows or various models, whenever evidence exists that the carrying value is not recoverable.

Excess of Cost over Fair Value of Net Assets Acquired
-----------------------------------------------------

On January 1, 2002, the Royalty Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Royalty Company's related amortization consists solely of goodwill amortization, which has no income tax effect. In accordance with SFAS 142, the Royalty Company completed its initial goodwill impairment test, as of January 1, 2002, and its annual goodwill impairment test, as of October 31, 2002, during the fourth quarter of 2002, primarily using a discounted cash flow methodology. No impairment was indicated as a result of the impairment tests.

Following is a reconciliation of net income as originally reported for the years ended December 31, 2002, 2001 and 2000, to adjusted net income (in thousands):

                                          2002     2001      2000
                                         ------   -------   ------

             Reported net income .....   $8,171   $10,092   $7,352
                 Goodwill amortization     --         908      908
                                         ------   -------   ------
             Adjusted net income .....   $8,171   $11,000   $8,260
                                         ======   =======   ======

Fair Values of Financial Instruments
------------------------------------

Fair values have been estimated based on quoted market prices for debt issues listed on exchanges. Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Unless otherwise noted, the estimated fair value amounts do not differ significantly from recorded values.

Royalty Stream
--------------

The Royalty Company's policy is to provide amortization expense beginning upon the commencement of revenue production over the estimated remaining useful life of the identifiable assets.

The royalty streams have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the Projects' power sales agreements and (2) the 20-year avoided cost periods of the Projects' power sales agreements and are amortized separately over such periods using the straight line method. At December 31, 2002 and 2001, accumulated amortization was $46.5 million and $45.8 million, respectively.

Basis of Presentation
---------------------

The accompanying statement of operations presents revenue and expenses, which have been assigned to the Royalty Company under the arrangements described above on the accrual method of accounting. This presentation is a "carve out" of information from Magma and certain of its affiliates. Such revenue, net of related expenses, guarantee loans from the Funding Corporation, a wholly-owned subsidiary of Magma.

The financial statements reflect the acquisition of Magma and the resulting push
down  to  the  Royalty  Company  of  the  accounting  as  a  purchase   business
combination.

Income taxes are the responsibility of the partners and the Royalty Company has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Company has no tax obligations.

Reclassifications
-----------------

Certain reclassifications were made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
-----------------------------

In August 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143
requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Additionally, at the time an asset retirement obligation ("ARO"), is recognized, an ARO asset of the same amount is recorded and depreciated. This pronouncement is effective for fiscal years beginning after June 15, 2002. The Royalty Company does not expect the adoption of SFAS 143 to have a material effect on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Royalty Company does not expect the adoption of FIN 45 will have a material effect on its financial position, results of operations, or cash flows.

3.  SENIOR PROJECT NOTE

The Royalty Company has a project note payable to Funding Corporation at an interest rate of 7.37%. Principal maturities of the senior secured project note are as follows (in thousands):

                                          AMOUNTS
                                           ------

                              2003.......  $  304
                              2004.......     408
                              2005.......     435
                                           ------
                              Total .....  $1,147
                                           ======

The estimated fair values of the senior secured project note at December 31, 2002 and 2001 were $1.1 million and $4.6 million, respectively.

The Royalty Company has also guaranteed, along with other guarantors, the debt of Funding Corporation, which amounted to $491.7 million at December 31, 2002. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Royalty Company. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

4.  CONTINGENCY

Edison is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors Partnership Projects for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

The final  payment of past due  amounts by Edison  was  received  March 1, 2002.
Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $48.5 million as of December 31, 2002.

5.  SUBSEQUENT EVENTS

On January 29, 2003, EPME sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the current executive officers of the Funding Corporation and the Guarantors and their positions with the Funding Corporation and each of the Guarantors (or general partner thereof):

     EXECUTIVE OFFICER          POSITION

     Edward J. Heinrich         President
     Gregory E. Abel*           Director and President
     Wayne F. Irmiter           Vice President and Controller
     Douglas L. Anderson        Director and Senior Vice President
     Ian A. Bourne              Director
     J. Thomas Coyle            Director
     Patrick J. Goodman         Director

* Gregory E. Abel is Director of CalEnergy Minerals and Salton Sea Minerals Corp. only.

EDWARD J. HEINRICH, 49, President of CE Generation and each Guarantor subsidiary, is responsible for independent power plant operations and construction in the United States. Mr. Heinrich joined the company in November 1993. From December 1987 to October 1993, he was site manager for Sithe Energies U.S.A., Inc., a non-utility developer of power facilities. Prior to that, Mr. Heinrich worked in engineering for the U.S. Navy, with a focus on turbine-powered ships. Mr. Heinrich has also served as a project manager for Sundt Corporation, a construction and construction management company.

GREGORY E. ABEL, 40, Director for CalEnergy Minerals and Salton Sea Minerals Corp. only. Mr. Abel joined MEHC in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

WAYNE F. IRMITER, 37, Vice President and Controller. Mr. Irmiter joined MEHC as Vice President and Chief Accounting Officer in November 2002. Mr. Irmiter is a Certified Public Accountant and from 1988 to 1993 he worked in public accounting. Most recently, Mr. Irmiter was with Gateway, Inc. in various management positions including Director-Strategic Initiatives and Director-Finance.

DOUGLAS L. ANDERSON, 45, Director, Senior Vice President and General Counsel of CalEnergy Minerals and Salton Sea Minerals Corp and Director, Senior Vice President and General Counsel of the other Guarantor subsidiaries. Mr. Anderson joined MEHC in February 1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker in Omaha. Prior to that Mr. Anderson was a principal in the firm Anderson & Anderson.

IAN A. BOURNE, 55, Executive Vice President and Chief Financial Officer of TransAlta and a director of CE Generation and each Guarantor subsidiary. Mr. Bourne joined TransAlta in January 1998 as senior vice president and chief financial officer and was appointed to his current position June 1, 1998.
Immediately prior to joining TransAlta, Mr. Bourne had been senior vice-president and chief financial officer of Canada Post Corporation from 1992. Prior to 1992 Mr. Bourne gained extensive financial experience with General Electric, including positions as European treasurer, based in London; chief financial officer for GE Canada, and chief financial officer for GE Medical Systems Europe, based in Paris.

J. THOMAS COYLE, 55, President of TransAlta Energy Marketing U.S. Inc. and a director of CE Generation and each assigning subsidiary. Mr. Coyle joined
TransAlta in 1998 as Director, Risk Portfolio Management, Energy Marketing. Prior to joining TransAlta, Mr. Coyle held variouspositions at Petro-Canada from 1986 to 1997 including Portfolio Manager - Natural Gas Marketing, Manager Market Development - Natural Gas Marketing and Risk Manager.

PATRICK J. GOODMAN, 36, Director. Mr. Goodman joined MEHC in June 1995, and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Mr. Goodman was promoted to Chief Financial Officer in April 1999. Prior to joining MEHC, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

ITEM 11.  EXECUTIVE COMPENSATION.

The Funding Corporation's and the Guarantors' directors and executive officers receive no remuneration for serving in such capacities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Description of Capital Stock
----------------------------

As of December 31, 2002, the authorized capital stock of the Funding Corporation consisted of 1,000 shares of common stock, par value $0.01 per share (the "Common Stock"), of which 100 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2002, there was one holder of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

The Funding Corporation does not expect in the foreseeable future to pay any dividends on the Common Stock. The Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Holders
-----------------

Since the formation of the Funding Corporation in June 1995, all of the outstanding shares of Common Stock have been owned by Magma. Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other Relationships and Related Transactions
--------------------------------------------

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

Relationship of the Funding Corporation and the Guarantors to Magma and MEHC
----------------------------------------------------------------------------

The Funding Corporation is a wholly owned direct subsidiary of Magma organized for the sole purpose of acting as issuer of the Securities. The Funding Corporation is restricted, pursuant to the terms of the Indenture, to acting as issuer of the Securities and other indebtedness as permitted under the Indenture, making loans to the Guarantors pursuant to the Credit Agreements, and transactions related thereto. The Funding Corporation and each of the Guarantors (and, in the case of SSBP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) have been organized and are operated as legal entities separate and apart from MEHC, El Paso, CE Generation, Magma and any other Affiliates of MEHC, El Paso, CE Generation or Magma, and, accordingly, the assets of the Funding Corporation and the Guarantors (and, in the case of SSBP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) will not be generally available to satisfy the obligations of MEHC, El Paso, CE Generation, Magma or any other Affiliates of MEHC, El Paso, CE Generation or Magma; provided, however, that unrestricted cash of the Funding Corporation and the Guarantors or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC, El Paso, CE Generation, Magma or Affiliates thereof.

ITEM 14.  CONTROLS AND PROCEDURES.

a) Evaluation of disclosure controls and procedures: Based on the Company's evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a)   Financial Statements and Schedules

          (i)  Financial Statements

               Financial Statements are included in Part II of this Form 10-K

          (ii) Financial Statement Schedules

               See  schedule II on page 109.

     b)   Reports on Form 8-K

          The  Company filed a Current Report on Form 8-K on November 14, 2002.

     c)   Exhibits

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

     d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

          Not  Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                               SALTON SEA FUNDING CORPORATION

                               By:/s/  Edward J. Heinrich
                                  ------------------------
                                       Edward J. Heinrich
                                       President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                   March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                                       SALTON SEA BRINE PROCESSING, L.P.
                                       a California limited partnership

                                       By:     Salton Sea Power Company,
                                               a California corporation, its
                                               general partner

                                       By:/s/  Edward J. Heinrich
                                          ------------------------
                                               Edward J. Heinrich
                                               President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                   March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                               SALTON SEA POWER GENERATION, L.P.,
                               a California  limited partnership

                               By:  Salton Sea Power Company, a
                                    California corporation, its
                                    general partner

                               By:/s/  Edward J. Heinrich
                                  ------------------------
                                       Edward J. Heinrich
                                       President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                   March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                               FISH LAKE POWER LLC

                               By:/s/  Edward J. Heinrich
                                  ------------------------
                                       Edward J. Heinrich
                                       President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                      March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                              VULCAN POWER COMPANY

                              By:/s/  Edward J. Heinrich
                                 -----------------------
                                      Edward J. Heinrich
                                      President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                      March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                         CALENERGY OPERATING CORPORATION

                              By:/s/  Edward J. Heinrich
                              ----------------------------
                                      Edward J. Heinrich
                                      President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter                                       March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                    March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                          March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                      March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                             SALTON SEA ROYALTY LLC

                             By:/s/  Edward J. Heinrich
                                ------------------------
                                     Edward J. Heinrich
                                     President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                    March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                          March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                       March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                   March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                                LEATHERS, L.P., a
                                California limited partnership

                                By:  CalEnergy Operating Corporation, a
                                Delaware corporation, its
                                general partner

                                By:/s/ Edward J. Heinrich
                                   -----------------------
                                       Edward J. Heinrich
                                       President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                    March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                          March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                       March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                   March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                  ELMORE L.P., a California limited partnership

                  By:  CalEnergy Operating Corporation, a
                       Delaware corporation, its
                       general partner

                  By:/s/ Edward J. Heinrich
                     -----------------------
                         Edward J. Heinrich
                         President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                    March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                          March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                       March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                   March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                                DEL RANCH L.P., a
                                California limited partnership

                                By:  CalEnergy Operating Corporation, a
                                Delaware corporation, its
                                general partner

                                By:/s/ Edward J. Heinrich
                                   -----------------------
                                       Edward J. Heinrich
                                       President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------
/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      March 28, 2003
------------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                    March 28, 2003
------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                          March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                       March 28, 2003
------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                   March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                             VPC GEOTHERMAL LLC., a
                             Delaware corporation

                             By:/s/ Edward J. Heinrich
                                -----------------------
                                    Edward J. Heinrich
                                    President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------
/s/ Edward J. Heinrich                                      March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                       March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                    March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                            NIGUEL ENERGY COMPANY, a
                            California  corporation

                            By:/s/ Edward J. Heinrich
                               -----------------------
                                   Edward J. Heinrich
                                   President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                      March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                       March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                    March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                            CONEJO ENERGY COMPANY, a
                            California  corporation

                            By:/s/ Edward J. Heinrich
                               -----------------------
                                   Edward J. Heinrich
                                   President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------
/s/ Edward J. Heinrich                                      March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                       March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/   Patrick J. Goodman                                    March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                          SAN FELIPE ENERGY COMPANY, a
                          California corporation

                           By:/s/ Edward J. Heinrich
                              -----------------------
                                  Edward J. Heinrich
                                  President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------
/s/ Edward J. Heinrich                                      March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                       March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                      March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                      VULCAN/BN GEOTHERMAL POWER COMPANY, a
                      Nevada general partnership

                      By: VULCAN POWER COMPANY, a
                          Nevada corporation, Partner

                      By:/s/ Edward J. Heinrich
                         -----------------------
                             Edward J. Heinrich
                             President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------
/s/ Edward J. Heinrich                                      March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                       March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                      March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                           SALTON SEA POWER L.L.C., a
                           Delaware Limited Liability Company

                           By:/s/ Edward J. Heinrich
                              -----------------------
                                  Edward J. Heinrich
                                  President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                      March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                       March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                      March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                       CE TURBO LLC, a
                       Delaware Limited Liability Company

                       By:/s/ Edward J. Heinrich
                          -----------------------
                              Edward J. Heinrich
                              President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------

/s/ Edward J. Heinrich                                      March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                       March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                      March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                              CE SALTON SEA INC., a
                              Delaware Corporation

                              By:/s/ Edward J. Heinrich
                                 -----------------------
                                     Edward J. Heinrich
                                     President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------
/s/ Edward J. Heinrich                                      March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                       March 28, 2003
----------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas L. Anderson                                     March 28, 2003
-------------------------
Douglas L. Anderson
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                      March 28, 2003
------------------------
Patrick J. Goodman
Director


* By: /s/ Douglas L. Anderson
          Douglas L. Anderson
          Attorney-in-fact

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                            CALENERGY MINERALS LLC, a
                            Delaware Limited Liability Company

                            By: /s/ Gregory E. Abel
                                ----------------------
                                 Gregory E. Abel
                                Director and President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------


/s/ Gregory E. Abel                                         March 28, 2003
-------------------
Gregory E. Abel
Director and President
(Principal Executive Officer)

/s/ Patrick J. Goodman                                      March 28, 2003
-----------------------
Patrick J. Goodman
Director, Senior Vice President
  and Chief Financial Officer
(Principal Accounting Officer)

/s/   Douglas L. Anderson                                   March 28, 2003
-------------------------
Douglas L. Anderson
Director, Senior Vice President and General Counsel

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                          SALTON SEA MINERALS CORP., a
                          Delaware Corporation

                          By:  /s/ Gregory E. Abel
                             ----------------------
                             Gregory E. Abel
                             Director and President

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature                                                        Date
--------------------------------------------------------------------------


/s/ Gregory E. Abel                                        March 28, 2003
-------------------
Gregory E. Abel
Director and President
(Principal Executive Officer)

/s/ Patrick J. Goodman                                     March 28, 2003
-----------------------
Patrick J. Goodman
Director, Senior Vice President
  and Chief Financial Officer
(Principal Accounting Officer)

/s/   Douglas L. Anderson                                   March 28, 2003
-------------------------
Douglas L. Anderson
Director, Senior Vice President
  and General Counsel

                     SECTION 302 CERTIFICATION FOR FORM 10-K


CERTIFICATIONS


I, Edward J. Heinrich, certify that:


1. I have reviewed this annual report on Form 10-K of Salton Sea Funding Corporation;


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


Date:  March 28, 2003

                               /s/ Edward J. Heinrich
                            -----------------------------
                                   Edward J. Heinrich
                                   President
                            (principal executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-K


CERTIFICATIONS


I, Wayne F. Irmiter, certify that:


1. I have reviewed this annual report on Form 10-K of Salton Sea Funding Corporation;


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


Date:  March 28, 2003

                            /s/ Wayne F. Irmiter
                          -----------------------------
                                Wayne F. Irmiter
                          Vice President and Controller
                          (principal financial officer)

                                                                  SCHEDULE II

                         SALTON SEA FUNDING CORPORATION
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                                 (in thousands)

         COLUMN A                 COLUMN B     COLUMN C   COLUMN D    COLUMN E
--------------------------------  ----------  ---------   ---------   --------
                                  Balance at  Additions
                                  Beginning   Charged to             Balance at
                                     Year       Income    Deductions End of Year
                                  ----------  ----------  ----------  ----------
Allowance for doubtful accounts
  Salton Sea Guarantors:

    Year ended 2002 ............    $  9,829   $   --      $  6,029    $  3,800
                                    ========   ========    ========    ========

    Year ended 2001 ............    $   --     $  9,829    $   --      $  9,829
                                    ========   ========    ========    ========

    Year ended 2000 ............    $   --     $   --      $   --      $   --
                                    ========   ========    ========    ========


Partnership Guarantors:

  Year ended 2002 ..............    $ 14,925   $   --      $ 12,229    $  2,696
                                    ========   ========    ========    ========

  Year ended 2001 ..............    $   --     $ 14,925    $   --      $ 14,925
                                    ========   ========    ========    ========

  Year ended 2000 ..............    $   --     $   --      $   --      $   --
                                    ========   ========    ========    ========

                                INDEX TO EXHIBITS


Exhibit No.                   Description of Exhibit
-----------                   -----------------------

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

3.24      Amended  and  Restated   Limited   Partnership   Agreement  of  Elmore
          (incorporated by reference to Exhibit 3.24 to the Funding Corporation II Form S-4).

3.25 Certificate of Formation of CalEnergy Minerals LLC (incorporated by reference to Exhibit 3.25 to the Funding Corporation 99 Form S-4)

3.26      Limited  Liability   Company  Agreement  of  CalEnergy   Minerals  LLC
          (incorporated by reference to Exhibit 3.26 to the Funding Corporation 99 Form S-4).

3.27      Certificate of Formation of CE Turbo LLC (incorporated by reference to
          Exhibit 3.27 to the Funding Corporation 99 Form S-4).

3.28 Limited Liability Company Agreement of CE Turbo LLC (incorporated by reference to Exhibit 3.28 to the Funding Corporation 99 Form S-4).

3.29 Articles of Incorporation of CESS (incorporated by reference to Exhibit 3.29 to the Funding Corporation 99 Form S-4).

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

4.13a Salton Sea Project Note (SSIII), dated October 13, 1998, by SSBP, SSPG, Power LLC and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13(a) to the Funding Corporation 99 Form S-4).

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

4.31 Partnership Project Note (SSI), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, CE Turbo LLC and CalEnergy Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(a) to the Funding Corporation Form 10-K/A).

4.31(a) Partnership Project Note (SSII), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, CE Turbo LLC and CalEnergy Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(b) to the Funding Corporation Form 10-K/A).

4.31(b) Partnership Project Note (SSIII), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, CE Turbo LLC and CalEnergy Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(c) to the Funding Corporation Form 10-K/A).

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

24.1      Power of Attorney

99.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certificat Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.